Form 10-Q
period 1995-05-15
MONARCH CEMENT CO
filed 1995-05-15
CIK 67517

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549




(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       March 31, 1995


                                OR


[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to



Commission file number       0-2757



                    THE MONARCH CEMENT COMPANY
      (Exact name of registrant as specified in its charter)

          KANSAS                                    48-0340590
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)              Identification No.)

            P.O. BOX 1000, HUMBOLDT, KANSAS 66748-1000
             (Address of principal executive offices)
                            (Zip Code)

                          (316) 473-2225
       (Registrant's telephone number, including area code)



       (Former name, former address and former fiscal year,
                  if changed since last report)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X      NO


    As of   May 10, 1995 , the Registrant had outstanding  2,173,989  shares of Capital Stock, par value $2.50 per share and 2,065,301 shares of Class B Capital Stock, par value $2.50 per share.

                 PART  I.   FINANCIAL INFORMATION

         NOTES TO THE SECURITIES AND EXCHANGE COMMISSION
              REPORT FORM 10-Q FOR THE QUARTER ENDED
                          MARCH 31, 1995

l. The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the registrant's latest annual report on Form 10-K.
2. For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in the registrant's annual report on Form 10-K for the fiscal year ended December 31, 1994.
3. The net income per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods after giving retroactive effect to a stock dividend of one share of Class B capital stock for each share of Capital stock outstanding.
    The weighted average number of shares outstanding was 4,239,290 in the first quarter of 1995 and 1994.



           THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS--MARCH 31, 1995 AND DECEMBER 31, 1994

                        ASSETS                                              LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                            1 9 9 5      1 9 9 4                                           1 9 9 5       1 9 9 4
CURRENT ASSETS:                                                      CURRENT LIABILITIES:
 Cash and cash equivalents, at cost                                    Accounts and notes payable        $ 4,132,280  $ 3,826,624
   which approximates market              $ 2,251,190  $ 3,668,782     Accrued liabilities                 1,539,904    2,877,213
 Short term investments, at cost                                         Total current liabilities       $ 5,672,184  $ 6,703,837
   which approximates market                2,356,029    5,358,751
 Receivables, less allowances of
   $428,000 in 1995 and $429,000 in
   1994 for doubtful accounts               7,343,477    7,157,102   ACCRUED POSTRETIREMENT BENEFITS       9,643,878    9,602,239
 Inventories, priced at cost which
   is not in excess of market-
   Cost determined by last-in,
     first-out method-                                               ACCRUED PENSION EXPENSE                 476,658      443,658
     Finished cement                      $ 3,804,133  $ 1,348,752
     Work in process                          767,410      258,465
     Building products                      1,029,723      974,157
   Cost determined by first-in,                                      MINORITY INTEREST IN CONSOLIDATED
     first-out method-                                                 SUBSIDIARIES                        1,597,022    1,373,829
     Fuel, gypsum, paper sacks
       and other                            1,358,016    1,382,900
   Cost determined by average method-
     Operating and maintenance supplies     4,964,481    4,900,505   STOCKHOLDERS' INVESTMENT:
        Total inventories                 $11,923,763  $ 8,864,779     Capital stock, par value $2.50
 Refundable federal and state                                            per share-Authorized 10,000,000
   income taxes                             1,073,858    1,073,858       shares, Issued 2,168,231 shares
 Deferred income taxes                        370,000      370,000       at 3-31-95 and 2,156,026 shares
 Prepaid expenses                             128,746       29,771       at 12-31-94                     $ 5,420,577  $ 5,390,065
        Total current assets              $25,447,063  $26,523,043     Class B Capital stock, par value
                                                                         $2.50 per share-Authorized
PROPERTY, PLANT AND EQUIPMENT, at                                        10,000,000 shares, Issued
 cost, less accumulated depreciation                                     2,071,059 shares at 3-31-95 and
 and depletion of $65,165,531 in 1995                                    2,083,264 shares at 12-31-94      5,177,648    5,208,160
 and $64,459,510 in 1994                   21,516,102   20,988,202     Retained Earnings                  24,321,360   24,081,613
                                                                                                         $34,919,585  $34,679,838
DEFERRED INCOME TAXES                       2,315,000    2,420,000     Plus:  Unrealized holding gain        267,900      111,800
                                                                       Less:  Excess pension liability       393,214      393,214
OTHER ASSETS                                2,905,848    2,590,742       Total stockholders' investment  $34,794,271  $34,398,424

                                          $52,184,013  $52,521,987                                       $52,184,013  $52,521,987



           THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS



                                                For the Three Months Ended
                                                   March 31,    March 31,
                                                     1995         1994
NET SALES                                         $13,448,787  $13,183,155

COST OF SALES                                      11,076,739   11,288,832

   Gross profit from operations                   $ 2,372,048  $ 1,894,323

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                           1,635,867    1,595,562

   Income from operations                         $   736,181  $   298,761

OTHER INCOME (EXPENSE):
 Interest income                                  $    92,495  $    82,403
 Other, net                                          (423,929)     (15,491)

                                                  $  (331,434) $    66,912

   Income before provision
     for taxes on income                          $   404,747  $   365,673

PROVISION FOR TAXES ON INCOME                         165,000      160,000

NET INCOME (Per share-$.06 in
 1995 and $.05 in 1994)                           $   239,747  $   205,673

RETAINED EARNINGS, beginning of period             24,081,613   27,247,630

RETAINED EARNINGS, end of period                  $24,321,360  $27,453,303




           THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For the Three  Months Ended
                                                    March 31,     March 31,
                                                       1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $   239,747  $   205,673
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and depletion                       881,960      807,642
     Increase in long-term notes receivable           (64,481)         -
     Loss on disposal of assets                        17,519          -
     Gain on sale of other investments                    -        (41,341)
     Change in current assets and liabilities net
      of effects from purchase of subsidiaries:
        Increase in receivables, net                 (186,375)  (1,193,089)
        Increase in inventories                    (3,058,984)  (1,082,763)
        Increase in prepaid expenses                  (98,975)    (149,451)
        Decrease in accounts payable, notes
          payable and accrued liabilities             (99,009)      (4,897)
     Decrease in deferred income taxes                105,000          -
     Increase in postretirement benefits               41,639        2,159
     Increase in accrued pension expense               33,000       18,390
     Minority interest in earnings
      of subsidiaries                                  67,362       70,432

      Net cash used for operating activities      $(2,121,597) $(1,367,245)


CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment   $  (1,456,464) $  (790,801)
 Net sales (purchases) of subsidiaries stock          226,573     (554,613)
 Proceeds from disposals of property, plant
   and equipment                                       31,693          -
 Payment for purchases of other investments, net          -       (222,520)
 Proceeds from disposals of other investments             -        240,823
 (Increase) decrease in other assets                  (97,133)       1,419
 Decrease in short term investments                 3,002,722    3,386,923

      Net cash provided by investing activities   $ 1,707,391  $ 2,061,231


CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash dividends                                   $  (932,644) $  (847,858)
 Subsidiaries' dividends paid to minority interest    (70,742)     (21,000)

      Net cash used for financing activities      $(1,003,386) $  (868,858)


NET DECREASE IN CASH AND CASH EQUIVALENTS         $(1,417,592) $  (174,872)

CASH AND CASH EQUIVALENTS, beginning of year        3,668,782    1,665,877

CASH AND CASH EQUIVALENTS, end of period          $ 2,251,190  $ 1,491,005


Interest paid                                         $39,270          $11
Income taxes paid                                    $326,203     $799,526

               MANAGEMENT'S DISCUSSION AND ANALYSIS

         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity

     The registrant's ability to generate cash adequate to meet its needs has been derived primarily from operations. Cash and short term investments decreased during the first quarter of 1995 primarily due to funding increased inventories and capital expenditures. The registrant generally produces additional inventory during this quarter in anticipation of sales volume in excess of production capabilities during the summer and early fall.

Results of Operations

     Demand for cement and ready-mixed concrete in the registrant's market area has been excellent and is expected to continue at high levels for the balance of 1995. The registrant experienced a slight decrease in sales volume and a moderate increase in sales prices during the first quarter of 1995 as compared to the first quarter of 1994 resulting in insignificant changes in net sales and cost of sales. The slight decrease in sales volume can be attributed to adverse weather conditions during the first quarter of 1995.
     The increase in other expense was primarily due to the settlement of a disputed contract requiring the purchase of a specified volume of rock for use in ready-mixed concrete produced by one of the registrant's subsidiaries.
This conflict was resolved during the first quarter of 1995 with the payment of $265,000 plus $39,000 interest

Seasonality

     The registrant's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.

                        PART  II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) There are no exhibits required to be filed for the quarter ended March 31, 1995.

         (b) There were no reports required to be filed on Form 8-K during the quarter January 1, 1995 to March 31, 1995, inclusive, for which this Form 10-Q is being filed.



                        S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   THE MONARCH CEMENT COMPANY
                                          (Registrant)




Date       May 12, 1995            /s/ Jack R. Callahan
                                   Jack R. Callahan
                                   President




Date       May 12, 1995            /s/ Lyndell G. Mosley
                                   Lyndell G. Mosley, CPA
                                   Assistant Secretary-Treasurer
                                   (Principal Financial Officer)