Form 10-Q
period 1995-09-30
MONARCH CEMENT CO
filed 1995-11-09
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549




(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           September 30, 1995


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


     As of November 4, 1995 , the Registrant had outstanding 2,182,039 shares of Capital Stock, par value $2.50 per share and 2,057,251 shares of Class B Capital Stock, par value $2.50 per share.

                       PART  I.   FINANCIAL INFORMATION

                NOTES TO THE SECURITIES AND EXCHANGE COMMISSION
                    REPORT FORM 10-Q FOR THE QUARTER ENDED
                                September 30, 1995

l. The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the registrant's latest annual report on Form 10-K.
2. For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in the registrant's annual report on Form 10-K for the fiscal year ended December 31, 1994.
3. The net income per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods after giving retroactive effect to a stock dividend of one share of Class B capital stock for each share of Capital stock outstanding.
    The weighted average number of shares outstanding was 4,239,290 in the third quarter and the first nine months of 1995 and 1994.

                                             THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS--SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                             ASSETS                                           LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                           1 9 9 5      1 9 9 4                                               1 9 9 5      1 9 9 4
CURRENT ASSETS:                                                     CURRENT LIABILITIES:
  Cash and cash equivalents, at cost                                  Accounts and notes payable            $ 3,639,909  $ 3,826,624
    which approximates market            $ 4,499,051  $ 3,668,782     Accrued liabilities                     3,489,278    2,877,213
  Short term investments, at cost                                       Total current liabilities           $ 7,129,187  $ 6,703,837
    which approximates market              1,875,388    5,358,751
  Receivables, less allowances of
    $466,000 in 1995 and $429,000 in
    1994 for doubtful accounts            11,726,616    7,157,102   ACCRUED POSTRETIREMENT BENEFITS           9,591,382    9,602,239
  Inventories, priced at cost which
    is not in excess of market-
    Cost determined by last-in,
      first-out method-                                             ACCRUED PENSION EXPENSE                     531,583      443,658
      Finished cement                    $ 2,010,044  $ 1,348,752
      Work in process                        408,457      258,465
      Building products                    1,120,205      974,157
    Cost determined by first-in,                                    MINORITY INTEREST IN CONSOLIDATED
      first-out method-                                               SUBSIDIARIES                            1,867,253    1,373,829
      Fuel, gypsum, paper sacks
        and other                          1,666,935    1,382,900
    Cost determined by average method-
      Operating and maintenance supplies   5,470,488    4,900,505   STOCKHOLDERS' INVESTMENT:
          Total inventories              $10,676,129  $ 8,864,779     Capital stock, par value $2.50
  Refundable federal and state                                          per share-Authorized 10,000,000
    income taxes                              25,221    1,073,858       shares, Issued 2,181,539 shares
  Deferred income taxes                      370,000      370,000       at 9-30-95 and 2,156,026 shares
  Prepaid expenses                           171,900       29,771       at 12-31-94                         $ 5,453,847  $ 5,390,065
          Total current assets           $29,344,305  $26,523,043     Class B Capital stock, par value
                                                                        $2.50 per share-Authorized
PROPERTY, PLANT AND EQUIPMENT, at                                       10,000,000 shares, Issued
  cost, less accumulated depreciation                                   2,057,751 shares at 9-30-95 and
  and depletion of $66,770,647 in 1995                                  2,083,264 shares at 12-31-94          5,144,378    5,208,160
  and $64,459,510 in 1994                 23,184,570   20,988,202     Retained Earnings                      28,050,967   24,081,613
                                                                                                            $38,649,192  $34,679,838
DEFERRED INCOME TAXES                      2,193,800    2,420,000     Plus:  Unrealized holding gain            451,800      111,800
                                                                      Less:  Excess pension liability           393,214      393,214
OTHER ASSETS                               3,104,508    2,590,742       Total stockholders' investment      $38,707,778  $34,398,424

                                         $57,827,183  $52,521,987                                           $57,827,183  $52,521,987

                  THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                  For the Three Months Ended    For the Nine Months Ended
                                    Sept. 30,    Sept. 30,       Sept. 30,    Sept. 30,
                                      1995         1994            1995         1994
NET SALES                          $27,049,033  $20,214,042     $59,877,901  $54,238,902

COST OF SALES                       19,204,745   15,507,078      46,170,891   42,874,546

    Gross profit from operations   $ 7,844,288  $ 4,706,964     $13,707,010  $11,364,356

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES            1,821,412    1,728,009       5,059,658    4,893,559

    Income from operations           6,022,876  $ 2,978,955     $ 8,647,352  $ 6,470,797

OTHER INCOME (EXPENSE):
  Interest income                  $    79,086  $   169,666     $   249,592  $   371,249
  Other, net                          (238,297)    (101,492)       (794,946)     (37,308)

                                   $  (159,211) $    68,174     $  (545,354) $   333,941

    Income before provision
      for taxes on income          $ 5,863,665  $ 3,047,129     $ 8,101,998  $ 6,804,738

PROVISION FOR TAXES ON INCOME        2,300,000    1,000,000       3,200,000    2,500,000

NET INCOME                         $ 3,563,665  $ 2,047,129     $ 4,901,998  $ 4,304,738

RETAINED EARNINGS, beg. of period   24,953,624   23,739,804      24,081,613   27,247,630

Less stock dividends                     -            -               -        5,299,113

Less cash dividends                    466,322      466,322         932,644      932,644

RETAINED EARNINGS, end of period   $28,050,967  $25,320,611     $28,050,967  $25,320,611


NET INCOME PER SHARE                      $.84         $.48           $1.16        $1.02

CASH DIVIDENDS PER SHARE                  $.11         $.11            $.22         $.22

                      THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Nine Months Ended
                                                     Sept. 30,    Sept. 30,
                                                       1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $ 4,901,998  $ 4,304,738
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion                         2,805,533    2,532,759
   Increase in long-term notes receivable               (49,687)       -
   Gain on disposal of assets                          (157,099)    (251,657)
   Gain on sale of other investments                      -          (41,341)
   Change in current assets and liabilities net
    of effects from purchase of subsidiaries:
     Increase in receivables, net                    (4,569,514)  (1,412,334)
     Increase in inventories                         (1,811,350)  (1,403,995)
     Decrease in refundable federal and state
      income taxes                                    1,048,637        -
     Increase in prepaid expenses                      (142,129)    (179,041)
     Decrease in accounts payable, notes
      payable and accrued liabilities                 1,357,994      392,025
   Increase in deferred income taxes                    226,200        -
   Increase (decrease) in postretirement benefits       (10,857)     203,187
   Increase (decrease) in accrued pension expense        87,925       (2,839)
   Minority interest in earnings of subsidiaries        470,169      340,653

    Net cash provided by operating activities       $ 4,157,820  $ 4,482,155


CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment       $(5,051,435) $(5,021,532)
 Net sales (purchases) of subsidiaries stock            226,573     (554,613)
 Proceeds from disposals of property, plant
  and equipment                                         214,459      280,362
 Payment for purchases of other investments, net          -         (956,413)
 Proceeds from disposals of other investments             -          240,823
 (Increase) decrease in other assets                   (131,905)       2,616
 Decrease in short term investments                   3,483,363    3,094,638

    Net cash used for investing activities          $(1,258,945) $(2,914,119)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash dividends                                     $(1,865,288) $(1,780,502)
 Subsidiaries' dividends paid to minority interest      (98,118)     (55,180)
 Subsidiaries' purchase of treasury stock              (105,200)       -

    Net cash used for financing activities          $(2,068,606) $(1,835,682)


NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                               $   830,269  $  (267,646)

CASH AND CASH EQUIVALENTS, beginning of year          3,668,782    1,665,877

CASH AND CASH EQUIVALENTS, end of period            $ 4,499,051  $ 1,398,231


Interest paid                                            $4,100       $2,298
Income taxes paid                                      $821,475   $2,947,991

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity

     The registrant's ability to generate cash adequate to meet its needs has been derived primarily from operations. Cash and short term investments decreased during the first nine months of 1995 primarily due to capital expenditures and funding increased receivables and inventories.

Results of Operations

     Adverse weather conditions, which prevailed throughout the registrant's market area during the first six months of 1995, cleared during the third quarter of 1995. As construction projects resumed, sales of cement and ready-mixed concrete increased. By the end of the third quarter of 1995, the registrant's year-to-date net sales surpassed its net sales for the first nine months of 1994 by 10%. Net sales for the third quarter of 1995 alone were 34% greater than 1994 third quarter net sales. These increases in net sales were the result of an increase in the volume of cement sold along with moderate increases in the price of cement and ready-mixed concrete sold.
     By the beginning of the third quarter of 1995, the modifications to the registrant's two preheater kilns and the installation of the vibrating grizzly were substantially complete. These improvements increased the plant's production capacity and allowed the registrant to eliminate the purchase of cement and to substantially reduce the purchase of clinker from other market areas. These cement and clinker purchases, which began in June and September of 1994, respectively, were at prices above the registrant's production costs and increased per unit cost of sales primarily during the last quarter of 1994 and the first half of 1995.
     Operating efficiencies achieved through higher sales volumes, reduction of costs associated with producing versus purchasing cement and clinker and a moderate increase in the price of cement and ready-mixed concrete combined to increase gross profit from operations 67% and 21% for the third quarter and first nine months of 1995 as compared to similar periods in 1994. The registrant's gross profit margin during the third quarter of 1995 was 29%, which was 25% higher than its gross profit margin for the third quarter of 1994.
     Demand for cement and ready-mixed concrete in the registrant's market area has been excellent and is expected to continue at high levels for the balance of 1995 or until adverse weather returns. The registrant believes its inventory levels and production capabilities are adequate to fulfill its customers needs.
     The increase in other expense was primarily due to the settlement of a disputed contract during the first quarter of 1995 requiring the purchase of a specified volume of rock for use in ready-mixed concrete produced by one of the registrant's subsidiaries. This conflict was resolved with the payment of $265,000 plus $39,000 interest.

Seasonality

     The registrant's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.

                         PART  II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) There are no exhibits required to be filed for the quarter ended September 30, 1995.

         (b) There were no reports required to be filed on Form 8-K during the quarter July 1, 1995 to September 30, 1995, inclusive, for which this Form 10-Q is being filed.


                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)


Date     November 9, 1995                   /s/ Jack R. Callahan
                                          Jack R. Callahan
                                          President

Date     November 9, 1995                   /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Assistant Secretary-Treasurer
                                          (Principal Financial Officer)