Form 10-K
period 1995-12-31
MONARCH CEMENT CO
filed 1996-03-19
CIK 67517

FORM 10-K
                      Securities and Exchange Commission
                           Washington, D.C.  20549

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
      For the fiscal year ended December 31, 1995
                                      OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
      For the transition period from __________ to __________

Commission File Number 0-2757

                          THE MONARCH CEMENT COMPANY
            (Exact name of registrant, as specified in its charter)

          Kansas                                           48-0340590
(State of incorporation)                         (IRS employer identification)

                 P.O. Box 1000, Humboldt, Kansas 66748-1000
         (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: 316-473-2225 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
Title of Class:  Capital Stock, par value $2.50 per share
                 Class B Capital Stock, par value $2.50 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X      No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant computed by reference to the average bid and ask prices of such shares on March 1, 1996, was $36,941,976.

As of March 1, 1996, the registrant had outstanding 2,179,469 shares of Capital Stock, par value $2.50 per share, and 2,046,821 shares of Class B Capital Stock, par value $2.50 per share.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) the registrant's annual report to stockholders for the year ended December 31, 1995 - Parts I, II and IV of Form 10-K and (2) the registrant's definitive proxy statement prepared in connection with the annual meeting of stockholders to be held on April 10, 1996 - Part III of Form 10-K.

                                    PART I

Item 1.   Business.

          Reference is hereby made to pages 4 and 5 of registrant's 1995 annual report to stockholders (filed herewith as Exhibit 13) for a description of registrant's business, including information regarding industry segments. Such information is hereby incorporated herein by reference. In addition, registrant submits the following information:

          The registrant did not introduce any new products nor begin to do business in a new industry segment during 1995.

          The registrant owns and operates a quarry located adjacent to the Humboldt, Kansas plant which contains all essential raw materials presently used by the registrant. This quarry contains reserves estimated to be sufficient to maintain operations at the Humboldt plant's present capacity for approximately 40 years.

          The registrant's products are marketed under registered trademarks using the name "MONARCH". The registrant's operations are not materially dependent on any trademarks, franchises, patents or on any licenses relating to the use thereof.

          Due to inclement construction weather in the registrant's market area during January, February and March, normally about 85% of the registrant's sales occur in April through December.

          It is necessary for the registrant to invest a significant portion of its working capital in inventories. At December 31, 1995 the registrant had inventories as follows:

              Cement . . . . . . . . . . . . . . . $ 2,181,014
              Work in process. . . . . . . . . . .     603,886
              Fuel, gypsum and other materials . .   2,627,437
              Operating and maintenance supplies .   5,465,850
                        Total. . . . . . . . . . . $10,878,187

          The registrant is heavily dependent upon the construction industry and is directly affected by the level of activity in that industry. However, no customer accounted for 10% or more of the registrant's consolidated net revenue during 1995, 1994 or 1993.

          Backlog of customers' orders is not a material factor in the registrant's business.

          The registrant has no contracts which are subject to renegotiation of profits or termination thereof at the election of the government.

          The manufacture and sale of cement and ready-mixed concrete are extremely competitive enterprises. A number of producers, including several nationwide manufacturers, compete for business with the registrant in its market area. The registrant is not a significant factor in the nationwide portland cement or ready-mixed concrete business but does constitute a significant market factor for cement in its market area. Cement generally is produced to meet standard specifications and there is little differentiation between the products sold by the registrant and its competitors. Accordingly, competition exists primarily in the areas of price and customer service.

          The registrant did not spend a material amount in the last three fiscal years on registrant sponsored research and development. However, the registrant is a member of the Portland Cement Association which conducts research for the cement industry.

          Registrant has, during the past several years, made substantial capital expenditures for pollution control equipment. The registrant also incurs normal operating and maintenance expenditures in connection with its pollution control equipment.

          At December 31, 1995, the Company and its subsidiaries employed approximately 440 hourly (production) employees and 115 salaried employees, which included plant supervisory personnel, sales and executive staff.

          All of the registrant's operations and sales are in one geographic area.


Item 2.   Properties.

          The registrant's corporate offices and cement plant, including equipment and raw materials are located at Humboldt, Kansas, approximately 110 miles southwest of Kansas City, Missouri. The registrant owns approximately 2,000 acres of land on which the Humboldt plant, offices and all essential raw materials are located. Raw material reserves are estimated to be sufficient to maintain operations at this plant's present capacity for approximately 40 years. The registrant believes that this plant and equipment are suitable and adequate for its current level of operations. This plant has a present annual capacity of 650,000 tons of cement.

          The registrant also owns approximately 690 acres of land in
Des Moines, Iowa on which a formerly operated cement plant is located.   Due
to its age and condition and other economic factors, the registrant discontinued full-line production of cement at this plant in 1986 and began transferring clinker produced in Humboldt, Kansas to the Des Moines site for grinding into finished cement. During 1994, the registrant ceased the grinding operations and converted this facility into a cement terminal. The registrant is currently transferring finished cement produced in Humboldt, Kansas to this terminal for distribution to its Iowa customers. The registrant also owns, but is not currently operating, a rock quarry located near Earlham, Iowa, approximately 30 miles west of Des Moines, Iowa.

          The registrant owns various companies which sell ready-mixed concrete, concrete products and sundry building materials in metropolitan areas within the Humboldt cement production facility's primary market. In management's opinion, these ready-mix facilities and equipment are suitable and adequate for their current level of operations. Individual locations do not have a material affect on the registrant's overall operations.


Item 3.   Legal Proceedings.

          The registrant was not a party to any material legal proceedings during 1995.


Item 4.   Submission of Matters to a Vote of Security Holders.

          The registrant did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1995.




                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 7 of the registrant's 1995 annual report to stockholders.


Item 6.   Selected Financial Data.

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 2 of the registrant's 1995 annual report to stockholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 2 through 4 of the registrant's 1995 annual report to stockholders.


Item 8.   Financial Statements and Supplementary Data.

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 8 through 20 of the registrant's 1995 annual report to stockholders.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 3 through 5 of the registrant's definitive proxy statement prepared in connection with its 1996 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.


Item 11.  Executive Compensation.

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 7 through 10 (except for the information set forth under the heading "Board of Directors' Report on Executive Compensation" which is expressly excluded from such incorporation) of the registrant's definitive proxy statement prepared in connection with its 1996 annual meeting of stockholders pursuant to regulation 14A and previously filed with the Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 6 and 7 of the registrant's definitive proxy statement prepared in connection with its 1996 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.


Item 13.  Certain Relationships and Related Transactions.

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 8 of the registrant's definitive proxy statement prepared in connection with its 1996 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          Financial Statements
          The report of Independent Public Accountants; the Consolidated Balance Sheets--December 31, 1995 and 1994; the Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993; the Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 1995, 1994 and 1993; the Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993; and the Notes to Consolidated Financial Statements are incorporated by reference in Item 8 to this report from the registrant's 1995 annual report to stockholders at pages 8 through 20.

          Supporting Schedules
          Schedule II -- Valuation and Qualifying Accounts
          All other schedules have been omitted because the required information is shown in management's discussion and analysis of the financial statements or notes thereto, because the amounts involved are not significant or because the required subject matter is not present.

          Exhibits
          3(i)   Articles of Incorporation.  (Filed with the
                 registrant's annual report on Form 10-K for the
                 year ended December 31, 1994 (File No. 0-2757)
                 as Exhibit 3(i) and incorporated herein by
                 reference.)
          3(ii)  By-laws.  (Filed with the registrant's annual report on Form 10-K for the year ended December 31, 1994
                 (File No. 0-2757) as Exhibit 3(ii) and incorporated
                 herein by reference.)
          10     Severance Pay Plan for Salaried Employees.* (Filed
                 with the registrant's annual report on Form 10-K
                 for the year ended December 31, 1985 (File No. 0-2757)
                 as Exhibit 10(f) and incorporated herein by reference.)
          13     1995 Annual Report to Stockholders.
          21     Subsidiaries of the Registrant.  (Filed with the
                 registrant's annual report on Form 10-K for the year
                 ended December 31, 1994 (File No. 0-2757) as Exhibit 21
                 and incorporated herein by reference.)
          27     Financial Data Schedule.

          *Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

          Form 8-K
          There were no Form 8-K reports required to be filed during the last quarter of 1995.

                             S I G N A T U R E S


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          The Monarch Cement Company
                                 (Registrant)

                       By:     /s/ Jack R. Callahan
                               Jack R. Callahan
                               President

                       Date:      March 15, 1996


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Jack R. Callahan                 By:  /s/ Byron K. Radcliff
     Jack R. Callahan                          Byron K. Radcliff
     President, Principal Executive            Director
     Officer and Director

Date:       March 15, 1996                Date:       March 15, 1996


By:  /s/ Karl Callaway                    By:  /s/ Walter H. Wulf, Jr.
     Karl Callaway                             Walter H. Wulf, Jr.
     Director                                  Director

Date:       March 15, 1996                Date:       March 15, 1996


By:  /s/ Robert M. Kissick                By:  /s/ Lyndell G. Mosley
     Robert M. Kissick                         Lyndell G. Mosley, CPA
     Director                                  Assistant Secretary-Treasurer
                                               (Principal Financial Officer)

Date:       March 15, 1996                Date:       March 15, 1996


By:  /s/ Richard N. Nixon                 By:  /s/ Debra P. Roe
     Richard N. Nixon                          Debra P. Roe, CPA
     Director                                  Principal Accounting Officer

Date:       March 15, 1996                Date:       March 15, 1996

                             ARTHUR ANDERSEN LLP


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in The Monarch Cement Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                           /s/ Arthur Andersen LLP


Kansas City, Missouri,
  February 16, 1996

                         THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                       SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         FOR THE THREE YEARS ENDED DECEMBER 31, 1995


                                                  Additions
                                      Balance at  Charged to  Deduction    Balance
                                      Beginning   Costs and      from      at End
            Description               of Period    Expenses    Reserves   of Period
                                                                 (1)
For the Year Ended December 31, 1995:
  Reserve for doubtful accounts        $429,000    $204,000    $ 95,000    $538,000


For the Year Ended December 31, 1994:
  Reserve for doubtful accounts        $486,000    $414,000    $471,000    $429,000


For the Year Ended December 31, 1993:
   Reserve for doubtful accounts       $349,000    $307,000    $170,000    $486,000



     (1) Writeoff of uncollectible accounts, net of collections on accounts previously written off.

                                 EXHIBIT INDEX


 Exhibit
 Number                            Description

  3(i)           Articles of Incorporation.  (Filed with the
                   registrant's annual report on Form 10-K
                   for the year ended December 31, 1994
                   (File No. 0-2757) as Exhibit 3(i) and
                   incorporated herein by reference.)

  3(ii)          By-laws.  (Filed with the registrant's
                   annual report on Form 10-K for the year
                   ended December 31, 1994 (File No. 0-2757) as Exhibit 3(ii) and incorporated herein by reference.)

 10              Severance Pay Plan for Salaried Employees.
                   (Filed with the registrant's annual report on Form 10-K for the year ended December 31, 1985 (File No. 0-2757) as Exhibit 10(f) and incorporated herein by reference.)

 13               1995 Annual Report to Stockholders.

 21               Subsidiaries of the Registrant.  (Filed
                    with the registrant's annual report on
                    Form 10-K for the year ended December 31, 1994 (File No. 0-2757) as Exhibit 21 and incorporated herein by reference.)

 27               Financial Data Schedule.