Form 10-Q
period 1996-03-31
MONARCH CEMENT CO
filed 1996-05-14
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549




(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           March 31, 1996


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


     As of   May 10, 1996   , the Registrant had outstanding  2,186,536
shares of Capital Stock, par value $2.50 per share and 2,039,754 shares of Class B Capital Stock, par value $2.50 per share.

                       PART  I.   FINANCIAL INFORMATION

                NOTES TO THE SECURITIES AND EXCHANGE COMMISSION
                    REPORT FORM 10-Q FOR THE QUARTER ENDED
                                  March 31, 1996

l. The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the registrant's latest annual report on Form 10-K.
2. For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in the registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995.
3. The net income per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,226,719 and 4,239,290 in the first three months of 1996 and 1995, respectively.

                                             THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS--MARCH 31, 1996 AND DECEMBER 31, 1995

                             ASSETS                                           LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                           1 9 9 6      1 9 9 5                                               1 9 9 6      1 9 9 5
CURRENT ASSETS:                                                     CURRENT LIABILITIES:
  Cash and cash equivalents, at cost                                  Accounts and notes payable            $ 3,533,153  $ 3,057,538
    which approximates market            $ 2,761,315  $ 5,071,268     Accrued liabilities                     1,887,788    3,580,727
  Short term investments, at cost                                       Total current liabilities           $ 5,420,941  $ 6,638,265
    which approximates market              5,605,871    7,073,446
  Receivables, less allowances of
    $547,000 in 1996 and $538,000 in
    1995 for doubtful accounts             7,655,233    8,135,769   ACCRUED POSTRETIREMENT BENEFITS           9,695,615    9,714,799
  Inventories, priced at cost which
    is not in excess of market-
    Cost determined by last-in,
      first-out method-                                             ACCRUED PENSION EXPENSE                     418,776      452,699
      Finished cement                    $ 3,664,734  $ 2,181,014
      Work in process                      1,231,482      603,886
      Building products                    1,109,073    1,010,644
    Cost determined by first-in,                                    MINORITY INTEREST IN CONSOLIDATED
      first-out method-                                               SUBSIDIARIES                            1,985,895    1,953,237
      Fuel, gypsum, paper sacks
        and other                          1,673,940    1,616,793
    Cost determined by average method-
      Operating and maintenance supplies   5,933,293    5,465,850   STOCKHOLDERS' INVESTMENT:
          Total inventories              $13,612,522  $10,878,187     Capital stock, par value $2.50
  Refundable federal and state                                          per share-Authorized 10,000,000
    income taxes                             116,971      116,971       shares, Issued 2,179,469 shares
  Deferred income taxes                      420,000      420,000       at 3-31-96 and 2,185,869 shares
  Prepaid expenses                           213,612       36,846       at 12-31-95                         $ 5,448,672  $ 5,464,672
          Total current assets           $30,385,524  $31,732,487     Class B capital stock, par value
                                                                        $2.50 per share-Authorized
PROPERTY, PLANT AND EQUIPMENT, at                                       10,000,000 shares, Issued
  cost, less accumulated depreciation                                   2,046,821 shares at 3-31-96 and
  and depletion of $69,011,706 in 1996                                  2,053,421 shares at 12-31-95          5,117,053    5,133,553
  and $68,057,293 in 1995                 22,965,905   22,517,810     Retained Earnings                      30,171,508   29,806,550
                                                                                                            $40,737,233  $40,404,775
DEFERRED INCOME TAXES                      2,350,000    2,410,000     Plus:  Unrealized holding gain            703,000      619,000
OTHER ASSETS                               3,260,031    3,122,478       Total stockholders' investment      $41,440,233  $41,023,775

                                         $58,961,460  $59,782,775                                           $58,961,460  $59,782,775


                  THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                   For the Three Months Ended
                                                    March 31,      March 31,
                                                      1996           1995
NET SALES                                          $13,644,086    $13,448,787

COST OF SALES                                       11,276,243     11,076,739

    Gross profit from operations                   $ 2,367,843    $ 2,372,048

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                            1,709,951      1,635,867

    Income from operations                         $   657,892    $   736,181

OTHER INCOME (EXPENSE):
  Interest income                                  $   130,923    $    92,495
  Other, net                                           (31,853)      (423,929)

                                                   $    99,070    $  (331,434)

    Income before provision
      for taxes on income                          $   756,962    $   404,747

PROVISION FOR TAXES ON INCOME                          275,000        165,000

NET INCOME (Per share-$.11 in
 1996 and $.06 in 1995)                            $   481,962    $   239,747

RETAINED EARNINGS, beg. of period                   29,806,550     24,081,613

Less purchase and retirement
 of treasury stock                                     117,004          -

RETAINED EARNINGS, end of period                   $30,171,508    $24,321,360


                      THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   For the Three Months Ended
                                                     March 31,    March 31,
                                                       1996         1995
OPERATING ACTIVITIES:
 Net income                                         $   481,962  $   239,747
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion                         1,029,532      881,960
   (Increase) decrease in long-term
    notes receivable                                      7,397      (64,481)
   (Gain) loss on disposal of assets                     (4,217)      17,519
   Change in current assets and liabilities net
    of effects from purchase of subsidiaries:
     (Increase) decrease in receivables, net            480,536     (186,375)
     Increase in inventories                         (2,734,335)  (3,058,984)
     Increase in prepaid expenses                      (176,766)     (98,975)
     Decrease in accounts payable, notes
      payable and accrued liabilities                  (201,455)     (99,009)
   Decrease in deferred income taxes                     60,000      105,000
   Increase (decrease) in postretirement benefits       (19,184)      41,639
   Increase (decrease) in accrued pension expense       (33,923)      33,000
   Minority interest in earnings of subsidiaries         61,924       67,362

    Net cash used for operating activities          $(1,048,529) $(2,121,597)


INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment       $(1,482,256) $(1,456,464)
 Net sales (purchases) of subsidiaries' stock             -          226,573
 Proceeds from disposals of property, plant
  and equipment                                          11,455       31,693
 Increase in other assets                               (63,559)     (97,133)
 Decrease in short term investments                   1,467,575    3,002,722

    Net cash provided by (used for)
     investing activities                           $   (66,785) $ 1,707,391


FINANCING ACTIVITIES:
 Cash dividends                                     $(1,015,869) $  (932,644)
 Subsidiaries' dividends paid to minority interest      (29,266)     (70,742)
 Purchase of treasury stock                            (149,504)       -

    Net cash used for financing activities          $(1,194,639) $(1,003,386)


NET DECREASE IN CASH AND CASH EQUIVALENTS           $(2,309,953) $(1,417,592)

CASH AND CASH EQUIVALENTS, beginning of year          5,071,268    3,668,782

CASH AND CASH EQUIVALENTS, end of period            $ 2,761,315  $ 2,251,190


Interest paid                                            $3,746      $39,270
Income taxes paid                                      $485,656     $326,203


                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity

     The registrant's ability to generate cash adequate to meet its needs has been derived primarily from operations. Cash and short term investments decreased during the first quarter of 1996 primarily due to funding increased inventories and capital expenditures. The registrant generally produces additional inventory during this quarter in anticipation of sales volume in excess of production capabilities during the summer and early fall.

Results of Operations

     The registrant experienced insignificant changes in sales volume and a moderate increase in sales prices during the first quarter of 1996 as compared to the first quarter of 1995 resulting in minor changes in net sales and cost of sales. Demand for cement and ready-mixed concrete in the registrant's market area was excellent during both the first quarter of 1996 and the first quarter of 1995 and is expected to continue during the balance of 1996.
     During 1995, other expense was adversely affected by the settlement of a disputed contract requiring the purchase of a specified volume of rock for use in the ready-mixed concrete produced by one of the registrant's subsidiaries. This conflict was resolved during the first quarter of 1995 with the payment of $265,000 plus $39,000 interest.

Seasonality

     The registrant's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.


                         PART  II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) There are no exhibits required to be filed for the quarter ended March 31, 1996.

         (b) There were no reports required to be filed on Form 8-K during the quarter January 1, 1996 to March 31, 1996, inclusive, for which this Form 10-Q is being filed.


                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)




Date       May 14, 1996                     /s/ Jack R. Callahan
                                          Jack R. Callahan
                                          President



Date       May 14, 1996                     /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Assistant Secretary-Treasurer
                                          (Principal Financial Officer)