Form 10-Q
period 1996-06-30
MONARCH CEMENT CO
filed 1996-08-13
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549




(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              June 30, 1996


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


     As of   August 9, 1996 , the Registrant had outstanding  2,217,473 shares of Capital Stock, par value $2.50 per share and 2,008,817 shares of Class B Capital Stock, par value $2.50 per share.

                       PART  I.   FINANCIAL INFORMATION

                NOTES TO THE SECURITIES AND EXCHANGE COMMISSION
                    REPORT FORM 10-Q FOR THE QUARTER ENDED
                                June 30, 1996

l. The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the registrant's latest annual report on Form 10-K.
2. For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in the registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995.
3. The net income per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,226,290 and 4,239,290 in the second quarter 1996 and 1995, respectively, and 4,226,504 and 4,239,290 in the first six months of 1996 and 1995, respectively.

                                             THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS--JUNE 30, 1996 AND DECEMBER 31, 1995

                             ASSETS                                           LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                           1 9 9 6      1 9 9 5                                               1 9 9 6      1 9 9 5
CURRENT ASSETS:                                                     CURRENT LIABILITIES:
  Cash and cash equivalents, at cost                                  Accounts and notes payable            $ 3,470,563  $ 3,057,538
    which approximates market            $ 3,458,981  $ 5,071,268     Accrued liabilities                     3,261,050    3,580,727
  Short term investments, at cost                                       Total current liabilities           $ 6,731,613  $ 6,638,265
    which approximates market              8,428,543    7,073,446
  Receivables, less allowances of
    $555,000 in 1996 and $538,000 in
    1995 for doubtful accounts            11,195,965    8,135,769   ACCRUED POSTRETIREMENT BENEFITS           9,673,021    9,714,799
  Inventories, priced at cost which
    is not in excess of market-
    Cost determined by last-in,
      first-out method-                                             ACCRUED PENSION EXPENSE                     384,846      452,699
      Finished cement                    $ 2,530,897  $ 2,181,014
      Work in process                        206,269      603,886
      Building products                    1,132,455    1,010,644
    Cost determined by first-in,                                    MINORITY INTEREST IN CONSOLIDATED
      first-out method-                                               SUBSIDIARIES                            2,190,078    1,953,237
      Fuel, gypsum, paper sacks
        and other                          1,530,697    1,616,793
    Cost determined by average method-
      Operating and maintenance supplies   5,939,295    5,465,850   STOCKHOLDERS' INVESTMENT:
          Total inventories              $11,339,613  $10,878,187     Capital stock, par value $2.50
  Refundable federal and state                                          per share-Authorized 10,000,000
    income taxes                               -          116,971       shares, Issued 2,217,473 shares
  Deferred income taxes                      420,000      420,000       at 6-30-96 and 2,185,869 shares
  Prepaid expenses                            94,243       36,846       at 12-31-95                         $ 5,543,682  $ 5,464,672
          Total current assets           $34,937,345  $31,732,487     Class B Capital stock, par value
                                                                        $2.50 per share-Authorized
PROPERTY, PLANT AND EQUIPMENT, at                                       10,000,000 shares, Issued
  cost, less accumulated depreciation                                   2,008,817 shares at 6-30-96 and
  and depletion of $69,836,266 in 1996                                  2,053,421 shares at 12-31-95          5,022,043    5,133,553
  and $68,057,293 in 1995                 23,114,374   22,517,810     Retained Earnings                      33,403,492   29,806,550
                                                                                                            $43,969,217  $40,404,775
DEFERRED INCOME TAXES                      2,350,000    2,410,000     Plus:  Unrealized holding gain            699,000      619,000
OTHER ASSETS                               3,246,056    3,122,478       Total stockholders' investment      $44,668,217  $41,023,775

                                         $63,647,775  $59,782,775                                           $63,647,775  $59,782,775



                  THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                  For the Three Months Ended    For the Six Months Ended
                                     June 30,     June 30,       June 30,     June 30,
                                      1996         1995           1996         1995
NET SALES                          $25,908,982  $19,380,081     $39,553,068  $32,828,868

COST OF SALES                       18,399,823   15,889,407      29,676,066   26,966,146

    Gross profit from operations   $ 7,509,159  $ 3,490,674     $ 9,877,002  $ 5,862,722

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES            1,654,155    1,602,379       3,364,106    3,238,246

    Income from operations           5,855,004  $ 1,888,295     $ 6,512,896  $ 2,624,476

OTHER INCOME (EXPENSE):
  Interest income                  $   142,202  $    78,011     $   273,125  $   170,506
  Other, net                           (83,067)    (132,720)       (114,920)    (556,649)

                                   $    59,135  $   (54,709)    $   158,205  $  (386,143)

    Income before provision
      for taxes on income          $ 5,914,139  $ 1,833,586     $ 6,671,101  $ 2,238,333

PROVISION FOR TAXES ON INCOME        2,175,000      735,000       2,450,000      900,000

NET INCOME                         $ 3,739,139  $ 1,098,586     $ 4,221,101  $ 1,338,333

RETAINED EARNINGS, beg. of period   30,171,508   24,321,360      29,806,550   24,081,613

Less cash dividends                    507,155      466,322         507,155      466,322

Less purchase and retirement
 of treasury stock                       -            -             117,004        -

RETAINED EARNINGS, end of period   $33,403,492  $24,953,624     $33,403,492  $24,953,624


NET INCOME PER SHARE                      $.88         $.26           $1.00         $.32

CASH DIVIDENDS PER SHARE                  $.12         $.11           $ .12         $.11



                      THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Six Months Ended
                                                       June 30,     June 30,
                                                        1996         1995
OPERATING ACTIVITIES:
 Net income                                          $ 4,221,101  $ 1,338,333
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion                          2,122,235    1,822,725
   (Increase) decrease in long-term notes receivable      14,794      (57,084)
   Gain on disposal of assets                           (150,510)    (156,599)
   Change in current assets and liabilities net
    of effects from purchase of subsidiaries:
     Increase in receivables, net                     (3,060,196)  (3,549,480)
     Increase in inventories                            (461,426)  (3,644,300)
     Decrease in refundable federal and state
      income taxes                                       116,971    1,048,637
     Increase in prepaid expenses                        (57,397)     (42,453)
     Increase in accounts payable, notes
      payable and accrued liabilities                  1,109,217      475,145
   Increase in deferred income taxes                      60,000      245,800
   Increase (decrease) in postretirement benefits        (41,778)      71,949
   Increase (decrease) in accrued pension expense        (67,853)      43,962
   Minority interest in earnings of subsidiaries         305,166      194,875

    Net cash provided by (used for)
     operating activities                            $ 4,110,324  $(2,208,490)


INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment        $(2,897,284) $(4,306,372)
 Net sales of subsidiaries' stock                          -          226,573
 Proceeds from disposals of property, plant
  and equipment                                          334,212      213,959
 Increase in other assets                                (63,589)    (151,505)
 (Increase) decrease in short term investments        (1,355,097)   4,868,109

    Net cash provided by (used for)
     investing activities                            $(3,981,758) $   850,764


FINANCING ACTIVITIES:
 Cash dividends                                      $(1,523,024) $(1,398,966)
 Subsidiaries' dividends paid to minority interest       (68,325)     (98,118)
 Subsidiaries' purchase of treasury stock                  -         (105,200)
 Purchase of treasury stock                             (149,504)       -

    Net cash used for financing activities           $(1,740,853) $(1,602,284)


NET DECREASE IN CASH AND CASH EQUIVALENTS            $(1,612,287) $(2,960,010)

CASH AND CASH EQUIVALENTS, beginning of year           5,071,268    3,668,782

CASH AND CASH EQUIVALENTS, end of period             $ 3,458,981  $   708,772


Interest paid                                             $6,897       $1,436
Income taxes paid                                     $1,466,295    $(143,675)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity

     The registrant's ability to generate cash adequate to meet its needs has been derived primarily from operations. Cash and short term investments decreased during the first half of 1996 primarily due to capital expenditures and funding increased receivables.

Results of Operations

     Demand for cement and ready-mixed concrete in the registrant's market area has been excellent and is expected to continue at high levels for the balance of 1996. During the second quarter of 1996 the registrant experienced a 36% increase in the volume of cement sold as compared to the second quarter of 1995. This increase in volume can be attributed to the continued high demand for the registrant's products combined with weather conditions conducive to construction. In comparison, extremely wet conditions prevailed in the registrant's market area during the Spring of 1995 delaying many construction projects until the third quarter of the year. Although the registrant realized moderate increases in the sales prices of cement and ready-mixed concrete, the increase in cement sales volume was the primary factor contributing to the increases in net sales of 34% and 25% during the second quarter and the first six months of 1996, respectively, as compared to similar periods in 1995. During these same periods, the registrant's cost of sales increased 15% and 10%, respectively, resulting in increases in gross profit from operations of 115% and 68%, respectively.

     During the first six months of 1996, the registrant spent approximately $2,900,000 on capital expenditures in its continuing program to upgrade its ready-mixed concrete and cement manufacturing equipment. The cement manufacturing capital expenditure program, which was begun in 1994, was designed to maximize the registrant's operating efficiencies through a combination of new equipment and modifications to preexisting equipment. By increasing the output of preexisting equipment, the registrant has been able to reduce its per unit operating costs while increasing production capacity.

     During 1995, other expense was adversely effected by the settlement of a disputed contract requiring the purchase of a specified volume of rock for use in the ready-mixed concrete produced by one of the registrant's subsidiaries. This conflict was resolved during the first quarter of 1995 with the payment of $265,000 plus $39,000 interest

Seasonality

     The registrant's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.


                         PART  II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) There are no exhibits required to be filed for the quarter ended June 30, 1996.

         (b) There were no reports required to be filed on Form 8-K during the quarter April 1, 1996 to June 30, 1996, inclusive, for which this Form 10-Q is being filed.



                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date     August 13, 1996                    /s/ Jack R. Callahan
                                          Jack R. Callahan
                                          President



Date     August 13, 1996                    /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Assistant Secretary-Treasurer
                                          (Principal Financial Officer)