Form 10-Q
period 1996-09-30
MONARCH CEMENT CO
filed 1996-11-14
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          September 30, 1996


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


     As of November 6, 1996 , the Registrant had outstanding 2,230,913 shares of Capital Stock, par value $2.50 per share and 1,995,377 shares of Class B Capital Stock, par value $2.50 per share.

                       PART  I.   FINANCIAL INFORMATION

                NOTES TO THE SECURITIES AND EXCHANGE COMMISSION
                    REPORT FORM 10-Q FOR THE QUARTER ENDED
                                September 30, 1996

l. The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the registrant's latest annual report on Form 10-K.
2. For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in the registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995.
3. The net income per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,226,290 and 4,239,290 in the third quarter 1996 and 1995, respectively, and 4,226,432 and 4,239,290 in the first nine months of 1996 and 1995, respectively.

                                             THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS--SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                             ASSETS                                           LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                           1 9 9 6      1 9 9 5                                               1 9 9 6      1 9 9 5
CURRENT ASSETS:                                                     CURRENT LIABILITIES:
  Cash and cash equivalents, at cost                                  Accounts and notes payable            $ 3,549,103  $ 3,057,538
    which approximates market            $ 2,242,727  $ 5,071,268     Accrued liabilities                     3,087,982    3,580,727
  Short term investments, at cost                                       Total current liabilities           $ 6,637,085  $ 6,638,265
    which approximates market             12,479,057    7,073,446
  Receivables, less allowances of
    $584,000 in 1996 and $538,000 in
    1995 for doubtful accounts            11,169,015    8,135,769   ACCRUED POSTRETIREMENT BENEFITS           9,664,101    9,714,799
  Inventories, priced at cost which
    is not in excess of market-
    Cost determined by last-in,
      first-out method-                                             ACCRUED PENSION EXPENSE                     350,916      452,699
      Finished cement                    $ 1,771,501  $ 2,181,014
      Work in process                         94,146      603,886
      Building products                    1,211,406    1,010,644
    Cost determined by first-in,                                    MINORITY INTEREST IN CONSOLIDATED
      first-out method-                                               SUBSIDIARIES                            2,234,268    1,953,237
      Fuel, gypsum, paper sacks
        and other                          1,669,115    1,616,793
    Cost determined by average method-
      Operating and maintenance supplies   6,062,710    5,465,850   STOCKHOLDERS' INVESTMENT:
          Total inventories              $10,808,878  $10,878,187     Capital stock, par value $2.50
  Refundable federal and state                                          per share-Authorized 10,000,000
    income taxes                               -          116,971       shares, Issued 2,217,548 shares
  Deferred income taxes                      420,000      420,000       at 9-30-96 and 2,185,869 shares
  Prepaid expenses                           218,199       36,846       at 12-31-95                         $ 5,543,870  $ 5,464,672
          Total current assets           $37,337,876  $31,732,487     Class B Capital stock, par value
                                                                        $2.50 per share-Authorized
PROPERTY, PLANT AND EQUIPMENT, at                                       10,000,000 shares, Issued
  cost, less accumulated depreciation                                   2,008,742 shares at 9-30-96 and
  and depletion of $70,645,011 in 1996                                  2,053,421 shares at 12-31-95          5,021,855    5,133,553
  and $68,057,293 in 1995                 23,987,791   22,517,810     Retained Earnings                      36,757,873   29,806,550
                                                                                                            $47,323,598  $40,404,775
DEFERRED INCOME TAXES                      2,290,000    2,410,000     Plus:  Unrealized holding gain            791,000      619,000
OTHER ASSETS                               3,385,301    3,122,478       Total stockholders' investment      $48,114,598  $41,023,775

                                         $67,000,968  $59,782,775                                           $67,000,968  $59,782,775



                  THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                  For the Three Months Ended    For the Nine Months Ended
                                    Sept. 30,    Sept. 30,       Sept. 30,    Sept. 30,
                                      1996         1995            1996         1995
NET SALES                          $25,974,618  $27,049,033     $65,527,686  $59,877,901

COST OF SALES                       18,114,308   19,204,745      47,790,374   46,170,891

    Gross profit from operations   $ 7,860,310  $ 7,844,288     $17,737,312  $13,707,010

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES            1,796,246    1,821,412       5,160,352    5,059,658

    Income from operations         $ 6,064,064  $ 6,022,876     $12,576,960  $ 8,647,352

OTHER INCOME (EXPENSE):
  Interest income                  $   229,986  $    79,086     $   503,111  $   249,592
  Other, net                          (132,514)    (238,297)       (247,434)    (794,946)

                                   $    97,472  $  (159,211)    $   255,677  $  (545,354)

    Income before provision
      for taxes on income          $ 6,161,536  $ 5,863,665     $12,832,637  $ 8,101,998

PROVISION FOR TAXES ON INCOME        2,300,000    2,300,000       4,750,000    3,200,000

NET INCOME                         $ 3,861,536  $ 3,563,665     $ 8,082,637  $ 4,901,998

RETAINED EARNINGS, beg. of period   33,403,492   24,953,624      29,806,550   24,081,613

Less cash dividends                    507,155      466,322       1,014,310      932,644

Less purchase and retirement
 of treasury stock                       -            -             117,004        -

RETAINED EARNINGS, end of period   $36,757,873  $28,050,967     $36,757,873  $28,050,967


NET INCOME PER SHARE                      $.91         $.84           $1.91        $1.16

CASH DIVIDENDS PER SHARE                  $.12         $.11            $.24         $.22



                      THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Nine Months Ended
                                                      Sept. 30,    Sept. 30,
                                                        1996         1995
OPERATING ACTIVITIES:
 Net income                                         $  8,082,637  $ 4,901,998
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion                          3,323,730    2,805,533
   (Increase) decrease in long-term notes receivable      24,830      (49,687)
   Gain on disposal of assets                           (208,985)    (157,099)
   Change in current assets and liabilities net
    of effects from purchase of subsidiaries:
     Increase in receivables, net                     (3,033,246)  (4,569,514)
     (Increase) decrease in inventories                   69,309   (1,811,350)
     Decrease in refundable federal and state
      income taxes                                       116,971    1,048,637
     Increase in prepaid expenses                       (181,353)    (142,129)
     Increase in accounts payable, notes
      payable and accrued liabilities                  1,014,689    1,357,994
   Increase in deferred income taxes                     120,000      226,200
   Decrease in postretirement benefits                   (50,698)     (10,857)
   Increase (decrease) in accrued pension expense       (101,783)      87,925
   Minority interest in earnings of subsidiaries         519,729      470,169

    Net cash provided by operating activities       $  9,695,830  $ 4,157,820


INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment       $ (4,983,052) $(5,051,435)
 Net sales of subsidiaries' stock                          -          226,573
 Proceeds from disposals of property, plant
  and equipment                                          406,152      214,459
 Increase in other assets                               (123,479)    (131,905)
 (Increase) decrease in short term investments        (5,405,611)   3,483,363

    Net cash used for investing activities          $(10,105,990) $(1,258,945)


FINANCING ACTIVITIES:
 Cash dividends                                     $ (2,030,179) $(1,865,288)
 Subsidiaries' dividends paid to minority interest      (238,698)     (98,118)
 Subsidiaries' purchase of treasury stock                  -         (105,200)
 Purchase of treasury stock                             (149,504)       -

    Net cash used for financing activities          $ (2,418,381) $(2,068,606)


NET (INCREASE) DECREASE IN CASH AND
 CASH EQUIVALENTS                                   $ (2,828,541) $   830,269

CASH AND CASH EQUIVALENTS, beginning of year           5,071,268    3,668,782

CASH AND CASH EQUIVALENTS, end of period            $  2,242,727  $ 4,499,051


Interest paid                                            $13,149       $4,100
Income taxes paid                                     $4,263,676     $821,475


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity

     The registrant's ability to generate cash adequate to meet its needs has been derived primarily from operations. Cash and short term investments increased during the first nine months of 1996 as a result of cash generated by operations in excess of the amount utilized for capital expenditures and dividends.

Results of Operations

     The registrant has experienced excellent demand for its products in its markets in 1995 and 1996, although poor weather conditions have had an impact on reporting periods. Sales volumes for the first six months of 1995 were adversely affected by poor construction weather. In the third quarter of 1995, sales improved due not only to improved weather conditions, but also due to pent-up demand created by the prior adverse weather. By contrast, construction weather during the first nine months of 1996 has been generally favorable throughout the period. As a result, although the registrant experienced insignificant changes in net sales, cost of sales and gross profit from operations during the third quarter of 1996, as compared to the third quarter of 1995, the registrant realized substantial increases in these items for the first nine months of 1996 as compared to the first nine months of 1995. Moderate increases in the sales prices of cement and ready-mixed concrete along with a 9.1% increase in cement sales volume combined to produce the 9.4% increase in net sales during the first nine months of 1996 as compared to the first nine months of 1995. During these same periods, the registrant's cost of sales declined as a percentage of sales by 4.2% resulting in an increase in gross profit from operations of 29.4%. The improvement in gross profit from operations as a percentage of sales is primarily attributable to the spreading of fixed production costs over a larger sales volume.

     During the first nine months of 1996, the registrant spent approximately $4,980,000 on capital expenditures in its continuing program to upgrade its ready-mixed concrete and cement manufacturing equipment. The cement manufacturing capital expenditure program, which was begun in 1994, was designed to maximize the registrant's operating efficiencies through a combination of new equipment and modifications to preexisting equipment. By increasing the output of preexisting equipment, the registrant has been able to reduce its per unit operating costs while increasing production capacity.

     Demand for cement and ready-mixed concrete in the registrant's market area is expected to continue at high levels for the balance of 1996 unless adverse weather conditions delay construction projects into 1997.

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


                         PART  II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) There are no exhibits required to be filed for the quarter ended September 30, 1996.

         (b) There were no reports required to be filed on Form 8-K during the quarter July 1, 1996 to September 30, 1996, inclusive, for which this Form 10-Q is being filed.



                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date    November 13, 1996                   /s/ Jack R. Callahan
                                          Jack R. Callahan
                                          President



Date    November 13, 1996                   /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Assistant Secretary-Treasurer
                                          (Principal Financial Officer)