Form 10-Q
period 1997-03-31
MONARCH CEMENT CO
filed 1997-05-15
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549




(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           March 31, 1997


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


     As of   May 14, 1997   , the Registrant had outstanding  2,233,646
shares of Capital Stock, par value $2.50 per share and 1,982,068 shares of Class B Capital Stock, par value $2.50 per share.

                       PART  I.   FINANCIAL INFORMATION

                NOTES TO THE SECURITIES AND EXCHANGE COMMISSION
                    REPORT FORM 10-Q FOR THE QUARTER ENDED
                                  March 31, 1997

l. The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the registrant's latest annual report on Form 10-K.
2. For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in the registrant's annual report on Form 10-K for the fiscal year ended December 31, 1996.
3. The net income per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,216,302 and 4,226,719 in the first three months of 1997 and 1996, respectively.

                                             THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS--MARCH 31, 1997 AND DECEMBER 31, 1996

                             ASSETS                                           LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                           1 9 9 7      1 9 9 6                                               1 9 9 7      1 9 9 6
CURRENT ASSETS:                                                     CURRENT LIABILITIES:
  Cash and cash equivalents              $ 1,771,903  $ 3,242,245     Accounts and notes payable            $ 4,873,236  $ 3,454,088
  Short term investments, at cost                                     Accrued liabilities                     1,769,167    3,228,481
    which approximates market             11,672,934   16,103,721       Total current liabilities           $ 6,642,403  $ 6,682,569
  Receivables, less allowances of
    $620,000 in 1997 and $616,000 in
    1996 for doubtful accounts             9,900,499    8,560,237   ACCRUED POSTRETIREMENT BENEFITS           9,825,558    9,813,569
  Inventories, priced at cost which
    is not in excess of market-
    Cost determined by last-in,
      first-out method-                                             ACCRUED PENSION EXPENSE                     390,235      390,235
      Finished cement                    $ 3,444,547  $ 1,274,235
      Work in process                         97,685      174,807
      Building products                    1,276,094    1,168,402
    Cost determined by first-in,                                    MINORITY INTEREST IN CONSOLIDATED
      first-out method-                                               SUBSIDIARIES                            1,836,730    2,181,297
      Fuel, gypsum, paper sacks
        and other                          1,453,916    1,481,926
    Cost determined by average method-
      Operating and maintenance supplies   6,528,755    6,625,714   STOCKHOLDERS' INVESTMENT:
          Total inventories              $12,800,997  $10,725,084     Capital stock, par value $2.50
  Refundable federal and state                                          per share-Authorized 10,000,000
    income taxes                             535,733      310,733       shares, Issued 2,229,011 shares
  Deferred income taxes                      450,000      450,000       at 3-31-97 and 2,230,936 shares
  Prepaid expenses                           224,989       25,442       at 12-31-96                         $ 5,572,527  $ 5,577,340
          Total current assets           $37,357,055  $39,417,462     Class B capital stock, par value
                                                                        $2.50 per share-Authorized
PROPERTY, PLANT AND EQUIPMENT, at                                       10,000,000 shares, Issued
  cost, less accumulated depreciation                                   1,986,703 shares at 3-31-97 and
  and depletion of $72,074,539 in 1997                                  1,995,354 shares at 12-31-96          4,966,758    4,988,385
  and $71,678,195 in 1996                 24,979,669   23,599,377     Retained Earnings                      37,515,291   38,039,014
                                                                                                            $48,054,576  $48,604,739
DEFERRED INCOME TAXES                      2,090,000    2,350,000     Plus:  Unrealized holding gain          1,017,000      976,000
OTHER ASSETS                               3,339,778    3,281,570       Total stockholders' investment      $49,071,576  $49,580,739

                                         $67,766,502  $68,648,409                                           $67,766,502  $68,648,409


                  THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                   For the Three Months Ended
                                                    March 31,      March 31,
                                                      1997           1996
NET SALES                                          $15,890,007    $13,644,086

COST OF SALES                                       14,951,282     11,276,243

    Gross profit from operations                   $   938,725    $ 2,367,843

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                            1,698,241      1,709,951

    Income (loss) from operations                  $  (759,516)   $   657,892

OTHER INCOME (EXPENSE):
  Interest income                                  $   184,318    $   130,923
  Other, net                                           (46,613)       (31,853)

                                                   $   137,705    $    99,070

    Income (loss) before provision
      for taxes on income                          $  (621,811)   $   756,962

PROVISION FOR (BENEFIT FROM) TAXES ON INCOME          (225,000)       275,000

NET INCOME (LOSS) (Per share-$(.09) in
 1997 and $.11 in 1996)                            $  (396,811)   $   481,962

RETAINED EARNINGS, beg. of period                   38,039,014     29,806,550

Less purchase and retirement of treasury stock         126,912        117,004

RETAINED EARNINGS, end of period                   $37,515,291    $30,171,508


                      THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   For the Three Months Ended
                                                     March 31,    March 31,
                                                       1997         1996
OPERATING ACTIVITIES:
 Net income                                         $  (396,811) $   481,962
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion                         1,105,419    1,029,532
   Gain on disposal of assets                          (438,254)      (4,217)
   Change in assets and liabilities, net of
    effects from purchase of subsidiaries:
     Receivables, net                                (1,340,262)     480,536
     Inventories                                     (2,075,913)  (2,734,335)
     Decrease in refundable federal and state
       income taxes                                    (225,000)        -
     Prepaid expenses                                  (199,547)    (176,766)
     Deferred income taxes, long-term                   260,000       60,000
     Long-term notes receivable                           6,206        7,397
     Accounts payable, notes payable and
      accrued liabilities                             1,141,714     (201,455)
     Accrued postretirement benefits                     11,989      (19,184)
     Accrued pension expense                               -         (33,923)
     Minority interest in earnings of subsidiaries      102,179       61,924

    Net cash used for operating activities          $(2,048,280) $(1,048,529)


INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment       $(1,973,103) $(1,482,256)
 Net purchases and sales of subsidiaries' stock      (1,029,410)        -
 Proceeds from disposals of property, plant
  and equipment                                         509,896       11,455
 Increase in other assets                               (25,000)     (63,559)
 Decrease in short term investments, net              4,430,787    1,467,575

    Net cash provided by (used for)
     investing activities                           $ 1,913,170  $   (66,785)


FINANCING ACTIVITIES:
 Cash dividends                                     $(1,181,880) $(1,015,869)
 Subsidiaries' dividends paid to minority interest         -         (29,266)
 Purchase of treasury stock                            (153,352)    (149,504)

    Net cash used for financing activities          $(1,335,232) $(1,194,639)


NET DECREASE IN CASH AND CASH EQUIVALENTS           $(1,470,342) $(2,309,953)

CASH AND CASH EQUIVALENTS, beginning of year          3,242,245    5,071,268

CASH AND CASH EQUIVALENTS, end of period            $ 1,771,903  $ 2,761,315


Interest paid                                               $62       $3,746
Income taxes paid                                      $111,289     $485,656


                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity

     The registrant's ability to generate cash adequate to meet its needs has been derived primarily from operations and the maturity of short term investments. Cash and short term investments decreased during the first quarter of 1997 primarily due to funding increased inventories, maintenance and capital expenditures. The registrant generally produces additional inventory during this quarter in anticipation of sales volume in excess of production capabilities during the summer and early fall.

Results of Operations

     Net sales for the first quarter of 1997 increased 16% as compared to the first quarter of 1996 as a result of increases in the volume of cement and ready-mixed concrete sold. Demand for cement and ready-mixed concrete in the registrant's market area was excellent during both the first quarter of 1997 and the first quarter of 1996 and is expected to continue during the balance of 1997.
     Although tons of cement sold during the first quarter of 1997 increased 7% as compared to the first quarter of 1996, cement production exceeded sales thereby increasing the level of cement inventory. The registrant also continued to purchase cement from other market areas to supplement its production capabilities.
     The 32% increase in cost of sales is the result of a significant increase in maintenance costs during the first quarter of 1997 as compared to the first quarter of 1996. Cement plants require a large capital investment in machinery and equipment. In order to minimize the amount of lost production and to avoid production downtime during the prime shipping season, the registrant periodically shuts down these major pieces of equipment for maintenance. During the first quarter of 1997, the registrant performed significant preventative maintenance on each of its three cement kilns, as well as other major pieces of equipment. This maintenance was substantially completed by the end of the first quarter which should allow the registrant to maximize production and reduce cost of sales as a percent of net sales during the remainder of 1997.

Seasonality

     The registrant's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.


                         PART  II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) There are no exhibits required to be filed for the quarter ended March 31, 1997.

         (b) There were no reports required to be filed on Form 8-K during the quarter January 1, 1997 to March 31, 1997, inclusive, for which this Form 10-Q is being filed.


                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)




Date       May 14, 1997                     /s/ Jack R. Callahan
                                          Jack R. Callahan
                                          President



Date       May 14, 1997                     /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Assistant Secretary-Treasurer
                                          (Principal Financial Officer)