Form 10-Q
period 1997-06-30
MONARCH CEMENT CO
filed 1997-08-11
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549




(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              June 30, 1997


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


     As of   August 5, 1997 , the Registrant had outstanding 2,269,868  shares of Capital Stock, par value $2.50 per share and 1,945,846 shares of Class B Capital Stock, par value $2.50 per share.

                       PART  I.   FINANCIAL INFORMATION

                NOTES TO THE SECURITIES AND EXCHANGE COMMISSION
                    REPORT FORM 10-Q FOR THE QUARTER ENDED
                                June 30, 1997

l. The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the registrant's latest annual report on Form 10-K.
2. For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in the registrant's annual report on Form 10-K for the fiscal year ended December 31, 1996.
3. The net income per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,215,714 and 4,226,290 in the second quarter of 1997 and 1996, respectively, and 4,216,006 and 4,226,504 in the first six months of 1997 and 1996, respectively.

                                             THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS--JUNE 30, 1997 AND DECEMBER 31, 1996

                             ASSETS                                           LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                           1 9 9 7      1 9 9 6                                               1 9 9 7      1 9 9 6
CURRENT ASSETS:                                                     CURRENT LIABILITIES:
  Cash and cash equivalents              $ 2,591,589  $ 3,242,245     Accounts and notes payable            $ 4,721,215  $ 3,454,088
  Short term investments, at cost                                     Accrued liabilities                     2,891,298    3,228,481
    which approximates market             13,142,077   16,103,721       Total current liabilities           $ 7,612,513  $ 6,682,569
  Receivables, less allowances of
    $523,000 in 1997 and $616,000 in
    1996 for doubtful accounts            12,076,728    8,560,237
  Inventories, priced at cost which                                 ACCRUED POSTRETIREMENT BENEFITS           9,786,320    9,813,569
    is not in excess of market-
    Cost determined by last-in,
      first-out method-
      Finished cement                    $ 2,481,786  $ 1,274,235   ACCRUED PENSION EXPENSE                     322,934      390,235
      Work in process                        203,692      174,807
      Building products                    1,361,625    1,168,402
    Cost determined by first-in,
      first-out method-                                             MINORITY INTEREST IN CONSOLIDATED
      Fuel, gypsum, paper sacks                                       SUBSIDIARIES                            1,890,400    2,181,297
        and other                          1,498,679    1,481,926
    Cost determined by average method-
      Operating and maintenance supplies   6,648,919    6,625,714
          Total inventories              $12,194,701  $10,725,084   STOCKHOLDERS' INVESTMENT:
  Refundable federal and state                                        Capital stock, par value $2.50
    income taxes                               -          310,733       per share-Authorized 10,000,000
  Deferred income taxes                      450,000      450,000       shares, Issued 2,267,918 shares
  Prepaid expenses                           152,150       25,442       at 6-30-97 and 2,230,936 shares
          Total current assets           $40,607,245  $39,417,462       at 12-31-96                         $ 5,669,795  $ 5,577,340
                                                                      Class B capital stock, par value
PROPERTY, PLANT AND EQUIPMENT, at                                       $2.50 per share-Authorized
  cost, less accumulated depreciation                                   10,000,000 shares, Issued
  and depletion of $72,723,141 in 1997                                  1,947,796 shares at 6-30-97 and
  and $71,678,195 in 1996                 25,457,727   23,599,377       1,995,354 shares at 12-31-96          4,869,490    4,988,385
                                                                      Retained earnings                      40,323,462   38,039,014
DEFERRED INCOME TAXES                      1,865,000    2,350,000                                           $50,862,747  $48,604,739
                                                                      Plus:  Unrealized holding gain          1,355,000      976,000
OTHER ASSETS                               3,899,942    3,281,570       Total stockholders' investment      $52,217,747  $49,580,739

                                         $71,829,914  $68,648,409                                           $71,829,914  $68,648,409


                  THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                  For the Three Months Ended    For the Six Months Ended
                                    June 30,     June 30,        June 30,     June 30,
                                      1997         1996            1997         1996
NET SALES                          $25,524,530  $25,908,982     $41,414,537  $39,553,068

COST OF SALES                       18,608,238   18,399,823      33,559,520   29,676,066

    Gross profit from operations   $ 6,916,292  $ 7,509,159     $ 7,855,017  $ 9,877,002

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES            1,755,957    1,654,155       3,454,198    3,364,106

    Income from operations           5,160,335  $ 5,855,004     $ 4,400,819  $ 6,512,896

OTHER INCOME (EXPENSE):
  Interest income                  $   184,887  $   142,202     $   369,205  $   273,125
  Other, net                           (21,851)     (83,067)        (68,464)    (114,920)

                                   $   163,036  $    59,135     $   300,741  $   158,205

    Income before provision
      for taxes on income          $ 5,323,371  $ 5,914,139     $ 4,701,560  $ 6,671,101

PROVISION FOR TAXES ON INCOME        1,925,000    2,175,000       1,700,000    2,450,000

NET INCOME                         $ 3,398,371  $ 3,739,139     $ 3,001,560  $ 4,221,101

RETAINED EARNINGS, beg. of period   37,515,291   30,171,508      38,039,014   29,806,550

Less cash dividends                    590,200      507,155         590,200      507,155

Less purchase and retirement
 of treasury stock                       -            -             126,912      117,004

RETAINED EARNINGS, end of period   $40,323,462  $33,403,492     $40,323,462  $33,403,492


NET INCOME PER SHARE                      $.81         $.88            $.71        $1.00

CASH DIVIDENDS PER SHARE                  $.14         $.12            $.14         $.12



                      THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Six Months Ended
                                                       June 30,     June 30,
                                                        1997         1996
OPERATING ACTIVITIES:
 Net income                                          $ 3,001,560  $ 4,221,101
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion                          2,252,351    2,122,235
   Gain on disposal of assets                           (581,893)    (150,510)
   Change in assets and liabilities net of
    effects from purchase of subsidiaries:
     Receivables, net                                 (3,516,491)  (3,060,196)
     Inventories                                      (1,469,617)    (461,426)
     Refundable federal and state income taxes           310,733      116,971
     Prepaid expenses                                   (126,708)     (57,397)
     Deferred income taxes, long-term                    485,000       60,000
     Long-term notes receivable                            7,456       14,794
     Accounts payable, notes payable and
      accrued liabilities                              2,111,824    1,109,217
     Accrued postretirement benefits                     (27,249)     (41,778)
     Accrued pension expense                             (67,301)     (67,853)
     Minority interest in earnings of subsidiaries       339,014      305,166

    Net cash provided by operating activities        $ 2,718,679  $ 4,110,324


INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment        $(3,635,904) $(2,897,284)
 Net purchases and sales of subsidiaries' stock       (1,029,410)       -
 Proceeds from disposals of property, plant
  and equipment                                          692,932      334,212
 Increase in other assets                               (250,000)     (63,589)
 (Increase) decrease in short term investments, net    2,961,644   (1,355,097)

    Net cash used for investing activities           $(1,260,738) $(3,981,758)


FINANCING ACTIVITIES:
 Cash dividends                                      $(1,772,080) $(1,523,024)
 Subsidiaries' dividends paid to minority interest      (173,746)     (68,325)
 Subsidiaries' purchase of treasury stock, net            (9,419)       -
 Purchase of treasury stock                             (153,352)    (149,504)

    Net cash used for financing activities           $(2,108,597) $(1,740,853)


NET DECREASE IN CASH AND CASH EQUIVALENTS            $  (650,656) $(1,612,287)

CASH AND CASH EQUIVALENTS, beginning of year           3,242,245    5,071,268

CASH AND CASH EQUIVALENTS, end of period             $ 2,591,589  $ 3,458,981


Interest paid                                             $4,556       $6,897
Income taxes paid                                       $396,582   $1,466,295




                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity

     The registrant's ability to generate cash adequate to meet its needs has been derived primarily from operations. Cash and short term investments decreased during the first half of 1997 primarily due to funding increased receivables and inventories, maintenance and capital expenditures.

Results of Operations

     The registrant experienced insignificant changes in net sales during the second quarter and the first six months of 1997 as compared to similar periods in 1996. Demand for cement and ready-mixed concrete in the registrant's market area was excellent during these periods and is expected to continue at high levels for the balance of 1997.
     Changes in cost of sales during the second quarter of 1997 as compared to the second quarter of 1996 were immaterial. The 13% increase in cost of sales for the first six months of 1997 as compared to the first six months of 1996 can be attributed to a significant increase in maintenance costs during the first quarter of 1997. Cement plants require a large capital investment in machinery and equipment. In order to minimize the amount of lost production and to avoid production downtime during the prime shipping season, the registrant periodically shuts down these major pieces of equipment for maintenance. During the first quarter of 1997, the registrant performed significant preventative maintenance on each of its three cement kilns, as well as other major pieces of equipment. This maintenance was substantially completed by the end of the first quarter.

Seasonality

     The registrant's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.


                         PART  II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) There are no exhibits required to be filed for the quarter ended June 30, 1997.

         (b) There were no reports required to be filed on Form 8-K during the quarter April 1, 1997 to June 30, 1997, inclusive, for which this Form 10-Q is being filed.



                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date     August 11, 1997                   /s/ Jack R. Callahan
                                          Jack R. Callahan
                                          President



Date     August 11, 1997                   /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Assistant Secretary-Treasurer
                                          (Principal Financial Officer)