Form 10-Q
period 1997-09-30
MONARCH CEMENT CO
filed 1997-11-14
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          September 30, 1997


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


     As of November 10, 1997 , the Registrant had outstanding 2,290,071 shares of Capital Stock, par value $2.50 per share and 1,925,643 shares of Class B Capital Stock, par value $2.50 per share.

                       PART  I.   FINANCIAL INFORMATION

                NOTES TO THE SECURITIES AND EXCHANGE COMMISSION
                    REPORT FORM 10-Q FOR THE QUARTER ENDED
                                September 30, 1997

l. The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the registrant's latest annual report on Form 10-K.
2. For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in the registrant's annual report on Form 10-K for the fiscal year ended December 31, 1996.
3. The net income per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,215,714 and 4,226,290 in the third quarter 1997 and 1996, respectively, and 4,215,908 and 4,226,432 in the first nine months of 1997 and 1996, respectively.
4. Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may affect the actual results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: general economic and business conditions; competition; raw material and other operating costs; costs of capital equipment; changes in business strategy or expansion plans; and demand for the registrant's products.

                                             THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS--SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                             ASSETS                                           LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                           1 9 9 7      1 9 9 6                                               1 9 9 7      1 9 9 6
CURRENT ASSETS:                                                     CURRENT LIABILITIES:
  Cash and cash equivalents              $ 3,492,644  $ 3,242,245     Accounts and notes payable            $ 4,528,061  $ 3,454,088
  Short term investments, at cost                                     Accrued liabilities                     3,314,152    3,228,481
    which approximates market             18,027,377   16,103,721        Total current liabilities          $ 7,842,213  $ 6,682,569
  Receivables, less allowances of
    $523,000 in 1997 and $616,000 in
    1996 for doubtful accounts            12,741,034    8,560,237
  Inventories, priced at cost which                                 ACCRUED POSTRETIREMENT BENEFITS           9,765,982    9,813,569
    is not in excess of market-
    Cost determined by last-in,
      first-out method-
      Finished cement                    $   640,448  $ 1,274,235   ACCRUED PENSION EXPENSE                     343,616      390,235
      Work in process                        161,173      174,807
      Building products                    1,447,492    1,168,402
    Cost determined by first-in,
      first-out method-                                             MINORITY INTEREST IN CONSOLIDATED
      Fuel, gypsum, paper sacks                                       SUBSIDIARIES                            1,932,533    2,181,297
        and other                          1,584,813    1,481,926
    Cost determined by average method-
      Operating and maintenance supplies   6,954,960    6,625,714
          Total inventories              $10,788,886  $10,725,084   STOCKHOLDERS' INVESTMENT:
  Refundable federal and state                                        Capital stock, par value $2.50
    income taxes                               -          310,733       per share-Authorized 10,000,000
  Deferred income taxes                      450,000      450,000       shares, Issued 2,276,011 shares
  Prepaid expenses                           286,482       25,442       at 9-30-97 and 2,230,936 shares
          Total current assets           $45,786,423  $39,417,462       at 12-31-96                         $ 5,690,028  $ 5,577,340
                                                                      Class B capital stock, par value
PROPERTY, PLANT AND EQUIPMENT, at                                       $2.50 per share-Authorized
  cost, less accumulated depreciation                                   10,000,000 shares, Issued
  and depletion of $73,861,426 in 1997                                  1,939,703 shares at 9-30-97 and
  and $71,678,195 in 1996                 25,147,117   23,599,377       1,995,354 shares at 12-31-96          4,849,258    4,988,385
                                                                      Retained earnings                      44,445,648   38,039,014
DEFERRED INCOME TAXES                      1,760,000    2,350,000                                           $54,984,934  $48,604,739
                                                                      Plus:  Unrealized holding gain          1,510,000      976,000
OTHER ASSETS                               3,685,738    3,281,570       Total stockholders' investment      $56,494,934  $49,580,739

                                         $76,379,278  $68,648,409                                           $76,379,278  $68,648,409



                  THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                  For the Three Months Ended    For the Nine Months Ended
                                    Sept. 30,    Sept. 30,       Sept. 30,    Sept. 30,
                                      1997         1996            1997         1996
NET SALES                          $27,431,041  $25,974,618     $68,845,578  $65,527,686

COST OF SALES                       19,264,628   18,114,308      52,824,148   47,790,374

    Gross profit from operations   $ 8,166,413  $ 7,860,310     $16,021,430  $17,737,312

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES            1,747,263    1,796,246       5,201,461    5,160,352

    Income from operations         $ 6,419,150  $ 6,064,064     $10,819,969  $12,576,960

OTHER INCOME (EXPENSE):
  Interest income                  $   281,981  $   229,986     $   651,186  $   503,111
  Other, net                           811,255     (132,514)        742,791     (247,434)

                                   $ 1,093,236  $    97,472     $ 1,393,977  $   255,677

    Income before provision
      for taxes on income          $ 7,512,386  $ 6,161,536     $12,213,946  $12,832,637

PROVISION FOR TAXES ON INCOME        2,800,000    2,300,000       4,500,000    4,750,000

NET INCOME                         $ 4,712,386  $ 3,861,536     $ 7,713,946  $ 8,082,637

RETAINED EARNINGS, beg. of period   40,323,462   33,403,492      38,039,014   29,806,550

Less cash dividends                    590,200      507,155       1,180,400    1,014,310

Less purchase and retirement
 of treasury stock                       -            -             126,912      117,004

RETAINED EARNINGS, end of period   $44,445,648  $36,757,873     $44,445,648  $36,757,873


NET INCOME PER SHARE                     $1.12         $.91           $1.83        $1.91

CASH DIVIDENDS PER SHARE                 $ .14         $.12            $.28         $.24



                      THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Nine Months Ended
                                                      Sept. 30,     Sept. 30,
                                                        1997          1996
OPERATING ACTIVITIES:
 Net income                                          $ 7,713,946  $  8,082,637
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion                          3,515,267     3,323,730
   Gain on disposal of assets                           (633,308)     (208,985)
   Realized gain on sale of other investments           (840,797)        -
   Change in assets and liabilities net of
    effects from purchase of subsidiaries:
     Receivables, net                                 (4,180,797)   (3,033,246)
     Inventories                                         (63,802)       69,309
     Refundable federal and state income taxes           310,733       116,971
     Prepaid expenses                                   (261,040)     (181,353)
     Deferred income taxes, long-term                    590,000       120,000
     Long-term notes receivable                            8,706        24,830
     Accounts payable, notes payable and
      accrued liabilities                              2,341,524     1,014,689
     Accrued postretirement benefits                     (47,587)      (50,698)
     Accrued pension expense                             (46,619)     (101,783)
     Minority interest in earnings of subsidiaries       381,147       519,729

    Net cash provided by operating activities        $ 8,787,373  $  9,695,830


INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment        $(4,638,275) $ (4,983,052)
 Net purchases and sales of subsidiaries' stock       (1,029,410)        -
 Proceeds from disposals of property, plant
  and equipment                                          795,998       406,152
 Proceeds from disposals of equity investments         1,366,267         -
 Increase in other assets                               (409,102)     (123,479)
 Increase in short term investments, net              (1,923,656)   (5,405,611)

    Net cash used for investing activities           $(5,838,178) $(10,105,990)


FINANCING ACTIVITIES:
 Cash dividends                                      $(2,362,280) $ (2,030,179)
 Subsidiaries' dividends paid to minority interest      (173,746)     (238,698)
 Subsidiaries' purchase of treasury stock                 (9,419)        -
 Purchase of treasury stock                             (153,351)     (149,504)

    Net cash used for financing activities           $(2,698,796) $ (2,418,381)


NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    $   250,399  $ (2,828,541)

CASH AND CASH EQUIVALENTS, beginning of year           3,242,245     5,071,268

CASH AND CASH EQUIVALENTS, end of period             $ 3,492,644  $  2,242,727


Interest paid                                             $3,874       $13,149
Income taxes paid                                     $2,875,322    $4,263,676


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity

     The registrant's ability to generate cash adequate to meet its needs has been derived primarily from operations. Cash and short term investments increased during the first nine months of 1997 as a result of cash generated by operations in excess of the amount utilized for capital expenditures and dividends.

Results of Operations

     The registrant experienced an approximate 5% increase in net sales during the third quarter and the first nine months of 1997 as compared to similar periods in 1996 due primarily to an increase in prices. Demand for cement and ready-mixed concrete in the registrant's market area was excellent during these periods.

     Changes in cost of sales during the third quarter of 1997 as compared to the third quarter of 1996 were immaterial. The 10% increase in cost of sales for the first nine months of 1997 as compared to the first nine months of 1996 can be attributed to a significant increase in maintenance costs during the first quarter of 1997. Cement plants require a large capital investment in machinery and equipment. In order to minimize the amount of lost production and to avoid production downtime during the prime shipping season, the registrant periodically shuts down these major pieces of equipment for maintenance. During the first quarter of 1997, the registrant performed significant preventative maintenance on each of its three cement kilns, as well as other major pieces of equipment. This maintenance was substantially completed by the end of the first quarter.

     Other, net increased approximately one million dollars during the third quarter and the first nine months of 1997 as compared to similar periods in 1996 due primarily to the sale of investment securities.

Seasonality

     The registrant's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.






                         PART  II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) There are no exhibits required to be filed for the quarter ended September 30, 1997.

         (b) There were no reports required to be filed on Form 8-K during the quarter July 1, 1997 to September 30, 1997, inclusive, for which this Form 10-Q is being filed.



                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date    November 13, 1997                   /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President



Date    November 13, 1997                   /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Assistant Secretary-Treasurer
                                          (Principal Financial Officer)