Form 10-Q
period 1998-03-31
MONARCH CEMENT CO
filed 1998-05-14
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549




(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           March 31, 1998


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


     As of   May 8, 1998   , the Registrant had outstanding  2,287,287  shares
of Capital Stock, par value $2.50 per share and 1,916,577 shares of Class B Capital Stock, par value $2.50 per share.

                       PART  I.   FINANCIAL INFORMATION

                NOTES TO THE SECURITIES AND EXCHANGE COMMISSION
                    REPORT FORM 10-Q FOR THE QUARTER ENDED
                                  March 31, 1998

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

2. For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in the registrant's annual report on Form 10-K for the fiscal year ended December 31, 1997.

3. Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,211,158 and 4,216,302 in the first three months of 1998 and 1997, respectively.

4. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", effective for periods beginning after December 15, 1997. SFAS 130 requires the display of comprehensive income and its components in the financial statements. The registrant has adopted SFAS 130 for the three months ending March 31, 1998. Comprehensive income for the registrant includes net income and unrealized appreciation on available for sale securities. The following table presents comprehensive income for the three months ending March 31, 1998 and 1997:

                                                      1998         1997
         Net Loss                                   $(62,888)   $(396,811)
         Unrealized appreciation on available
           for sale securities (net of deferred
           tax expense of $250,000 and $25,000
           for 1998 and 1997, respectively)          430,000       40,000
             Total Comprehensive Income (Loss)      $367,112    $(356,811)

5. Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may affect the actual results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: general economic and business conditions; competition; raw material and other operating costs; costs of capital equipment; changes in business strategy or expansion plans; and demand for the registrant's products.

                                             THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS--MARCH 31, 1998 AND DECEMBER 31, 1997

                             ASSETS                                           LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                           1 9 9 8      1 9 9 7                                               1 9 9 8      1 9 9 7
CURRENT ASSETS:                                                     CURRENT LIABILITIES:
  Cash and cash equivalents              $ 4,585,283  $ 4,093,317     Accounts and notes payable            $ 3,376,889  $ 3,518,686
  Short term investments, at cost                                     Accrued liabilities                     1,703,046    2,864,409
    which approximates market             16,038,329   20,930,123       Total current liabilities           $ 5,079,935  $ 6,383,095
  Receivables, less allowances of
    $505,000 in 1998 and $447,000 in
    1997 for doubtful accounts             7,560,249    7,972,699   ACCRUED POSTRETIREMENT BENEFITS           9,833,566    9,838,905
  Inventories, priced at cost which
    is not in excess of market-
    Cost determined by last-in,
      first-out method-                                             ACCRUED PENSION EXPENSE                     321,184      321,184
      Finished cement                    $ 4,334,243  $ 1,168,177
      Work in process                        572,533      316,370
      Building products                    1,211,607    1,127,182
    Cost determined by first-in,                                    MINORITY INTEREST IN CONSOLIDATED
      first-out method-                                               SUBSIDIARIES                            2,040,469    2,004,424
      Fuel, gypsum, paper sacks
        and other                          1,256,731    1,318,911
    Cost determined by average method-
      Operating and maintenance supplies   6,432,710    7,375,598   STOCKHOLDERS' INVESTMENT:
          Total inventories              $13,807,824  $11,306,238     Capital stock, par value $2.50
  Refundable federal and state                                          per share-Authorized 10,000,000
    income taxes                             209,508      221,072       shares, Issued 2,288,661 shares
  Deferred income taxes                      415,000      415,000       at 3-31-98 and 2,292,891 shares
  Prepaid expenses                           166,605       27,921       at 12-31-97                         $ 5,721,652  $ 5,732,227
          Total current assets           $42,782,798  $44,966,370     Class B capital stock, par value
                                                                        $2.50 per share-Authorized
PROPERTY, PLANT AND EQUIPMENT, at                                       10,000,000 shares, Issued
  cost, less accumulated depreciation                                   1,917,053 shares at 3-31-98 and
  and depletion of $75,600,957 in 1998                                  1,922,823 shares at 12-31-97          4,792,633    4,807,058
  and $74,556,421 in 1997                 26,054,614   25,517,772     Retained Earnings                      45,244,851   45,486,139
                                                                                                            $55,759,136  $56,025,424
DEFERRED INCOME TAXES                      1,530,000    1,810,000     Plus:  Unrealized holding gain          2,065,000    1,660,000
OTHER ASSETS                               4,731,878    3,938,890       Total stockholders' investment      $57,824,136  $57,685,424

                                         $75,099,290  $76,233,032                                           $75,099,290  $76,233,032

                  THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                   For the Three Months Ended
                                                    March 31,      March 31,
                                                      1998           1997
NET SALES                                          $15,098,857    $15,890,007

COST OF SALES                                       13,766,503     14,951,282

    Gross profit from operations                   $ 1,332,354    $   938,725

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                            1,671,896      1,698,241

    Loss from operations                           $  (339,542)   $  (759,516)

OTHER INCOME (EXPENSE):
  Interest income                                  $   240,472    $   184,318
  Other, net                                             1,182        (46,613)

                                                   $   241,654    $   137,705

    Loss before benefit from taxes on income       $   (97,888)   $  (621,811)

BENEFIT FROM TAXES ON INCOME                           (35,000)      (225,000)

NET LOSS (Basic loss per share-$(.01) in
 1998 and $(.09) in 1997)                          $   (62,888)   $  (396,811)

RETAINED EARNINGS, beg. of period                   45,486,139     38,039,014

Less purchase and retirement of treasury stock         178,400        126,912

RETAINED EARNINGS, end of period                   $45,244,851    $37,515,291


                      THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   For the Three Months Ended
                                                     March 31,    March 31,
                                                       1998         1997
OPERATING ACTIVITIES:
 Net loss                                           $   (62,888) $  (396,811)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
   Depreciation and depletion                         1,227,463    1,105,419
   Gain on disposal of assets                           (19,536)    (438,254)
   Change in assets and liabilities, net of
    effects from purchase of subsidiaries:
     Receivables, net                                   412,450   (1,340,262)
     Inventories                                     (2,501,586)  (2,075,913)
     Refundable federal and state income taxes           11,564     (225,000)
     Prepaid expenses                                  (138,684)    (199,547)
     Deferred income taxes, long-term                   280,000      260,000
     Long-term notes receivable                           1,250        6,206
     Accounts payable, notes payable and
      accrued liabilities                                45,869    1,141,714
     Accrued postretirement benefits                     (5,339)      11,989
     Minority interest in earnings of subsidiaries       36,045      102,179
    Net cash used for operating activities          $  (713,392) $(2,048,280)

INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment       $(1,769,469) $(1,973,103)
 Net purchases of subsidiaries' stock                     -       (1,029,410)
 Proceeds from disposals of property, plant
  and equipment                                          24,700      509,896
 Increase in other assets                              (389,238)     (25,000)
 Decrease in short term investments, net              4,891,794    4,430,787
    Net cash provided by investing activities       $ 2,757,787  $ 1,913,170

FINANCING ACTIVITIES:
 Cash dividends                                     $(1,349,029) $(1,181,880)
 Purchase of treasury stock                            (203,400)    (153,352)
    Net cash used for financing activities          $(1,552,429) $(1,335,232)


Net increase (decrease) in cash and
 cash equivalents                                   $   491,966  $(1,470,342)

CASH AND CASH EQUIVALENTS, beginning of year          4,093,317    3,242,245

CASH AND CASH EQUIVALENTS, end of period            $ 4,585,283  $ 1,771,903


Interest paid                                              $510          $62
Income taxes paid                                       $74,698     $111,289


                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity

     The registrant's ability to generate cash adequate to meet its needs has been derived primarily from operations and the maturity of short term investments. Cash and short term investments decreased during the first quarter of 1998 primarily due to funding increased inventories, maintenance and capital expenditures. The registrant generally produces additional inventory during this quarter in anticipation of sales volume in excess of production capabilities during the summer and early fall.

Results of Operations

     Net sales for the first quarter of 1998 decreased 5% as compared to the first quarter of 1997 as a result of decreases in the volume of cement and ready-mixed concrete sold due to wet weather interrupting construction projects. Demand for cement and ready-mixed concrete in the registrant's market area was excellent during both the first quarter of 1998 and the first quarter of 1997 and is expected to continue during the balance of 1998.
     The registrant incurred significant maintenance costs during the first quarter of 1998. However, unlike the first quarter of 1997 when the registrant worked on each of its three kilns, the registrant was able to sustain a higher volume of production during much of the 1998 maintenance program. This allowed the registrant to produce 32% more clinker and 20% more cement during the first quarter of 1998 as compared to the first quarter of 1997. The increased level of production resulted in a significantly higher inventory at March 31, 1998 and a significant reduction in the cost of sales for the quarter.
     The registrant anticipates a reduction in clinker production during the second quarter of 1998 as it continues its capital expenditure program by further modernizing and increasing the capacity of one of its kilns. Even though the registrant entered the second quarter with higher levels of inventories, to meet anticipated demand for cement during the coming peak construction season, the registrant has negotiated the purchase of additional clinker from foreign markets. Although this will increase the cement segment's cost of sales, it will allow the registrant to maintain its customer base in both the cement and ready-mixed concrete markets.




Seasonality

     The registrant's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.


                         PART  II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) There are no exhibits required to be filed for the quarter ended March 31, 1998.

         (b) There were no reports required to be filed on Form 8-K during the quarter January 1, 1998 to March 31, 1998, inclusive, for which this Form 10-Q is being filed.


                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)




Date       May 13, 1998                     /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Vice Chairman of the Board


Date       May 13, 1998                     /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer