Form 10-Q
period 1998-06-30
MONARCH CEMENT CO
filed 1998-08-14
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549




(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              June 30, 1998


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


     As of   August 4, 1998 , the Registrant had outstanding 2,293,087  shares of Capital Stock, par value $2.50 per share and 1,910,777 shares of Class B Capital Stock, par value $2.50 per share.

                       PART  I.   FINANCIAL INFORMATION

                NOTES TO THE SECURITIES AND EXCHANGE COMMISSION
                    REPORT FORM 10-Q FOR THE QUARTER ENDED
                                June 30, 1998

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

3. Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,204,332 and 4,215,714 in the second quarter of 1998 and 1997, respectively, and 4,207,726 and 4,216,006 in the first six months of 1998 and 1997, respectively.

4. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", effective for periods beginning after December 15, 1997. SFAS 130 requires the display of comprehensive income and its components in the financial statements. The registrant has adopted SFAS 130 for the six months ending June 30, 1998. Comprehensive income for the registrant includes net income and unrealized appreciation on available for sale securities. The following table presents comprehensive income for the six months ending June 30, 1998 and 1997:

                                                      1998        1997
         Net Income                                $3,183,105  $3,001,560
         Unrealized appreciation on available
           for sale securities (net of deferred
           tax expense of $300,000 and $250,000
           for 1998 and 1997, respectively)           455,000     380,000
             Total Comprehensive Income            $3,638,105  $3,381,560

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

                                             THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS--JUNE 30, 1998 AND DECEMBER 31, 1997
                             ASSETS                                           LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                           1 9 9 8      1 9 9 7                                               1 9 9 8      1 9 9 7
CURRENT ASSETS:                                                     CURRENT LIABILITIES:
  Cash and cash equivalents              $ 5,305,230  $ 4,093,317     Accounts and notes payable            $ 4,657,987  $ 3,518,686
  Short term investments, at cost                                     Accrued liabilities                     2,943,116    2,864,409
    which approximates market             12,673,132   20,930,123       Total current liabilities           $ 7,601,103  $ 6,383,095
  Receivables, less allowances of
    $524,000 in 1998 and $447,000 in
    1997 for doubtful accounts            12,512,127    7,972,699
  Inventories, priced at cost which                                 ACCRUED POSTRETIREMENT BENEFITS           9,835,993    9,838,905
    is not in excess of market-
    Cost determined by last-in,
      first-out method-
      Finished cement                    $ 1,602,202  $ 1,168,177   ACCRUED PENSION EXPENSE                     321,184      321,184
      Work in process                      3,321,401      316,370
      Building products                    1,227,760    1,127,182
    Cost determined by first-in,
      first-out method-                                             MINORITY INTEREST IN CONSOLIDATED
      Fuel, gypsum, paper sacks                                       SUBSIDIARIES                            2,233,178    2,004,424
        and other                          1,544,772    1,318,911
    Cost determined by average method-
      Operating and maintenance supplies   7,043,922    7,375,598
          Total inventories              $14,740,057  $11,306,238   STOCKHOLDERS' INVESTMENT:
  Refundable federal and state                                        Capital stock, par value $2.50
    income taxes                               -          221,072       per share-Authorized 10,000,000
  Deferred income taxes                      415,000      415,000       shares, Issued 2,289,987 shares
  Prepaid expenses                           156,879       27,921       at 6-30-98 and 2,292,891 shares
          Total current assets           $45,802,425  $44,966,370       at 12-31-97                         $ 5,724,967  $ 5,732,227
                                                                      Class B capital stock, par value
PROPERTY, PLANT AND EQUIPMENT, at                                       $2.50 per share-Authorized
  cost, less accumulated depreciation                                   10,000,000 shares, Issued
  and depletion of $76,778,071 in 1998                                  1,913,877 shares at 6-30-98 and
  and $74,556,421 in 1997                 27,951,627   25,517,772       1,922,823 shares at 12-31-97          4,784,693    4,807,058
                                                                      Retained earnings                      47,777,526   45,486,139
DEFERRED INCOME TAXES                      1,510,000    1,810,000                                           $58,287,186  $56,025,424
                                                                      Plus:  Unrealized holding gain          2,115,000    1,660,000
OTHER ASSETS                               5,129,592    3,938,890       Total stockholders' investment      $60,402,186  $57,685,424

                                         $80,393,644  $76,233,032                                           $80,393,644  $76,233,032


                  THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                  For the Three Months Ended    For the Six Months Ended
                                    June 30,     June 30,        June 30,     June 30,
                                      1998         1997            1998         1997
NET SALES                          $28,478,765  $25,524,530     $43,577,622  $41,414,537

COST OF SALES                       21,799,909   18,608,238      35,566,412   33,559,520

    Gross profit from operations   $ 6,678,856  $ 6,916,292     $ 8,011,210  $ 7,855,017

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES            1,637,717    1,755,957       3,309,613    3,454,198

    Income from operations           5,041,139  $ 5,160,335     $ 4,701,597  $ 4,400,819

OTHER INCOME (EXPENSE):
  Interest income                  $   258,959  $   184,887     $   499,431  $   369,205
  Other, net                          (219,105)     (21,851)       (217,923)     (68,464)

                                   $    39,854  $   163,036     $   281,508  $   300,741

    Income before provision
      for taxes on income          $ 5,080,993  $ 5,323,371     $ 4,983,105  $ 4,701,560

PROVISION FOR TAXES ON INCOME        1,835,000    1,925,000       1,800,000    1,700,000

NET INCOME                         $ 3,245,993  $ 3,398,371     $ 3,183,105  $ 3,001,560

RETAINED EARNINGS, beg. of period   45,244,851   37,515,291      45,486,139   38,039,014

Less cash dividends                    672,618      590,200         672,618      590,200

Less purchase and retirement
 of treasury stock                      40,700        -             219,100      126,912

RETAINED EARNINGS, end of period   $47,777,526  $40,323,462     $47,777,526  $40,323,462


BASIC EARNINGS PER SHARE                  $.77         $.81            $.76         $.71

CASH DIVIDENDS PER SHARE                  $.16         $.14            $.16         $.14



                      THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Six Months Ended
                                                        June 30,     June 30,
                                                         1998         1997
OPERATING ACTIVITIES:
 Net income                                           $ 3,183,105  $ 3,001,560
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion                           2,550,519    2,252,351
   Gain on disposal of assets                             (34,603)    (581,893)
   Change in assets and liabilities net of
    effects from purchase of subsidiaries:
     Receivables, net                                  (4,539,428)  (3,516,491)
     Inventories                                       (3,433,819)  (1,469,617)
     Refundable federal and state income taxes            221,072      310,733
     Prepaid expenses                                    (128,958)    (126,708)
     Deferred income taxes, long-term                     300,000      485,000
     Long-term notes receivable                             1,250        7,456
     Accounts payable, notes payable and
      accrued liabilities                               2,567,037    2,111,824
     Accrued postretirement benefits                       (2,912)     (27,249)
     Accrued pension expense                                -          (67,301)
     Minority interest in earnings of subsidiaries        270,754      339,014

    Net cash provided by operating activities         $   954,017  $ 2,718,679


INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment         $(5,029,397) $(3,635,904)
 Net purchases and sales of subsidiaries' stock             -       (1,029,410)
 Proceeds from disposals of property, plant
  and equipment                                            79,626      692,932
 Increase in other assets                                (736,952)    (250,000)
 Decrease in short term investments, net                8,256,991    2,961,644

    Net cash provided by (used for)
      investing activities                            $ 2,570,268  $(1,260,738)


FINANCING ACTIVITIES:
 Cash dividends                                       $(2,021,647) $(1,772,080)
 Subsidiaries' dividends paid to minority interest        (42,000)    (173,746)
 Subsidiaries' purchase of treasury stock, net              -           (9,419)
 Purchase of treasury stock                              (248,725)    (153,352)

    Net cash used for financing activities            $(2,312,372) $(2,108,597)


Net increase (decrease) in cash and cash equivalents  $ 1,211,913  $  (650,656)

CASH AND CASH EQUIVALENTS, beginning of year            4,093,317    3,242,245

CASH AND CASH EQUIVALENTS, end of period              $ 5,305,230  $ 2,591,589


Interest paid                                             $1,517       $4,556
Income taxes paid                                       $170,670     $396,582




                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity

     The registrant's ability to generate cash adequate to meet its needs has been derived primarily from operations. Cash and short term investments decreased during the first half of 1998 primarily due to funding increased receivables and inventories, maintenance, capital expenditures and dividends. The registrant generally produces additional inventory during the early part of the year in anticipation of sales volume in excess of production capabilities during the summer and early fall.

Results of Operations

     Net sales increased 11% during the second quarter of 1998 as compared to the second quarter of 1997 resulting in a 5% increase in net sales and a 6% increase in cost of sales for the first half of 1998 as compared to the first half of 1997. During the second quarter and the first six months of 1998, the registrant realized increases in both volume of cement sold and sales prices of cement and ready-mixed concrete as compared to similar periods in 1997. Demand for cement and ready-mixed concrete in the registrant's market area was excellent during these periods and is expected to continue at high levels for the balance of 1998.
     During the second quarter of 1998, the registrant continued its capital expenditure program by further modernizing and increasing the capacity of one of its kilns. The registrant also utilized this downtime to perform major maintenance on related equipment. As a result, clinker production decreased 22% during the second quarter of 1998 as compared to the second quarter of 1997. This reduction in clinker production, along with the cost of the additional maintenance, resulted in a 17% increase in cost of sales during the second quarter of 1998 as compared to the second quarter of 1997.
     To help offset the reduction in clinker produced and to meet the anticipated demand for cement during the coming peak construction season, the registrant purchased additional clinker from foreign markets during the second quarter of 1998. Although this will increase the cement segment's cost of sales, it will allow the registrant to maintain its customer base in both the cement and ready-mixed concrete markets.

Seasonality

     The registrant's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.


                         PART  II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) There are no exhibits required to be filed for the quarter ended June 30, 1998.

         (b) There were no reports required to be filed on Form 8-K during the quarter April 1, 1998 to June 30, 1998, inclusive, for which this Form 10-Q is being filed.



                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date     August 13, 1998                   /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Vice Chairman of the Board



Date     August 13, 1998                   /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer