Form 10-Q
period 1998-09-30
MONARCH CEMENT CO
filed 1998-11-12
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549




(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          September 30, 1998


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


     As of November 6, 1998 , the Registrant had outstanding 2,288,414 shares of Capital Stock, par value $2.50 per share and 1,889,657 shares of Class B Capital Stock, par value $2.50 per share.

                       PART  I.   FINANCIAL INFORMATION

                NOTES TO THE SECURITIES AND EXCHANGE COMMISSION
                    REPORT FORM 10-Q FOR THE QUARTER ENDED
                                September 30, 1998

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

3. Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,200,003 and 4,215,714 in the third quarter 1998 and 1997, respectively, and 4,205,152 and 4,215,908 in the first nine months of 1998 and 1997, respectively.

4. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", effective for periods beginning after December 15, 1997. SFAS 130 requires the display of comprehensive income and its components in the financial statements. The registrant has adopted SFAS 130 for the nine months ending September 30, 1998. Comprehensive income for the registrant includes net income and unrealized appreciation (depreciation) on available for sale securities. The following table presents comprehensive income for the nine months ending September 30, 1998 and 1997:

                                                          1998        1997
       Net Income                                      $6,575,363  $7,713,946
       Unrealized appreciation (depreciation) on
        on available for sale securities (net of
        deferred tax (benefit)/expense of $(100,000)
        and $355,000 for 1998 and 1997, respectively     (160,000)    534,000
          Total Comprehensive Income                   $6,415,363  $8,247,946

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

                                             THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS--SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                             ASSETS                                           LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                           1 9 9 8      1 9 9 7                                               1 9 9 8      1 9 9 7
CURRENT ASSETS:                                                     CURRENT LIABILITIES:
  Cash and cash equivalents              $ 3,559,204  $ 4,093,317     Accounts and notes payable            $ 4,834,831  $ 3,518,686
  Short term investments, at cost                                     Accrued liabilities                     3,073,949    2,864,409
    which approximates market             17,571,072   20,930,123        Total current liabilities          $ 7,908,780  $ 6,383,095
  Receivables, less allowances of
    $541,000 in 1998 and $447,000 in
    1997 for doubtful accounts            14,197,559    7,972,699
  Inventories, priced at cost which                                 ACCRUED POSTRETIREMENT BENEFITS           9,752,998    9,838,905
    is not in excess of market-
    Cost determined by last-in,
      first-out method-
      Finished cement                    $   782,853  $ 1,168,177   ACCRUED PENSION EXPENSE                     321,184      321,184
      Work in process                        990,669      316,370
      Building products                    1,192,574    1,127,182
    Cost determined by first-in,
      first-out method-                                             MINORITY INTEREST IN CONSOLIDATED
      Fuel, gypsum, paper sacks                                       SUBSIDIARIES                            2,411,684    2,004,424
        and other                          1,870,643    1,318,911
    Cost determined by average method-
      Operating and maintenance supplies   7,479,137    7,375,598
          Total inventories              $12,315,876  $11,306,238   STOCKHOLDERS' INVESTMENT:
  Refundable federal and state                                        Capital stock, par value $2.50
    income taxes                               -          221,072       per share-Authorized 10,000,000
  Deferred income taxes                      415,000      415,000       shares, Issued 2,285,564 shares
  Prepaid expenses                            32,216       27,921       at 9-30-98 and 2,292,891 shares
          Total current assets           $48,090,927  $44,966,370       at 12-31-97                         $ 5,713,910  $ 5,732,227
                                                                      Class B capital stock, par value
PROPERTY, PLANT AND EQUIPMENT, at                                       $2.50 per share-Authorized
  cost, less accumulated depreciation                                   10,000,000 shares, Issued
  and depletion of $78,056,964 in 1998                                  1,893,007 shares at 9-30-98 and
  and $74,556,421 in 1997                 27,839,735   25,517,772       1,922,823 shares at 12-31-97          4,732,517    4,807,058
                                                                      Retained earnings                      49,941,895   45,486,139
DEFERRED INCOME TAXES                      1,910,000    1,810,000                                           $60,388,322  $56,025,424
                                                                      Plus:  Unrealized holding gain          1,500,000    1,660,000
OTHER ASSETS                               4,442,306    3,938,890       Total stockholders' investment      $61,888,322  $57,685,424

                                         $82,282,968  $76,233,032                                           $82,282,968  $76,233,032


                  THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                  For the Three Months Ended    For the Nine Months Ended
                                    Sept. 30,    Sept. 30,       Sept. 30,    Sept. 30,
                                      1998         1997            1998         1997
NET SALES                          $30,733,881  $27,431,041     $74,311,503  $68,845,578

COST OF SALES                       23,865,433   19,264,628      59,431,845   52,824,148

    Gross profit from operations   $ 6,868,448  $ 8,166,413     $14,879,658  $16,021,430

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES            1,701,540    1,747,263       5,011,153    5,201,461

    Income from operations         $ 5,166,908  $ 6,419,150     $ 9,868,505  $10,819,969

OTHER INCOME (EXPENSE):
  Interest income                  $   289,828  $   281,981     $   789,259  $   651,186
  Other, net                          (114,478)     811,255        (332,401)     742,791

                                   $   175,350  $ 1,093,236     $   456,858  $ 1,393,977

    Income before provision
      for taxes on income          $ 5,342,258  $ 7,512,386     $10,325,363  $12,213,946

PROVISION FOR TAXES ON INCOME        1,950,000    2,800,000       3,750,000    4,500,000

NET INCOME                         $ 3,392,258  $ 4,712,386     $ 6,575,363  $ 7,713,946

RETAINED EARNINGS, beg. of period   47,777,526   40,323,462      45,486,139   38,039,014

Less cash dividends                    672,618      590,200       1,345,236    1,180,400

Less purchase and retirement
 of treasury stock                     555,271        -             774,371      126,912

RETAINED EARNINGS, end of period   $49,941,895  $44,445,648     $49,941,895  $44,445,648


BASIC EARNINGS PER SHARE                  $.81        $1.12           $1.56        $1.83

CASH DIVIDENDS PER SHARE                  $.16         $.14            $.32         $.28



                      THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Nine Months Ended
                                                      Sept. 30,     Sept. 30,
                                                        1998          1997
OPERATING ACTIVITIES:
 Net income                                          $ 6,575,363   $ 7,713,946
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion                          3,974,630     3,515,267
   Gain on disposal of assets                            (89,696)     (633,308)
   Realized gain on sale of other investments              -          (840,797)
   Change in assets and liabilities net of
    effects from purchase of subsidiaries:
     Receivables, net                                 (6,224,860)   (4,180,797)
     Inventories                                      (1,009,638)      (63,802)
     Refundable federal and state income taxes           221,072       310,733
     Prepaid expenses                                    141,890      (261,040)
     Deferred income taxes, long-term                   (100,000)      590,000
     Long-term notes receivable                            1,250         8,706
     Accounts payable, notes payable and
      accrued liabilities                              2,728,529     2,341,524
     Accrued postretirement benefits                     (85,907)      (47,587)
     Accrued pension expense                               -           (46,619)
     Minority interest in earnings of subsidiaries       449,260       381,147

    Net cash provided by operating activities        $ 6,581,893   $ 8,787,373


INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment        $(6,367,001)  $(4,638,275)
 Net purchases and sales of subsidiaries' stock            -        (1,029,410)
 Proceeds from disposals of property, plant
  and equipment                                          160,104       795,998
 Proceeds from disposals of equity investments             -         1,366,267
 Increase in other assets                               (664,666)     (409,102)
 (Increase) decrease in short term investments, net    3,359,051    (1,923,656)

    Net cash used for investing activities           $(3,512,512)  $(5,838,178)


FINANCING ACTIVITIES:
 Cash dividends                                      $(2,694,265)  $(2,362,280)
 Subsidiaries' dividends paid to minority interest       (42,000)     (173,746)
 Subsidiaries' purchase of treasury stock                  -            (9,419)
 Purchase of treasury stock                             (867,229)     (153,351)

    Net cash used for financing activities           $(3,603,494)  $(2,698,796)


Net increase (decrease) in cash and
 cash equivalents                                    $  (534,113)  $   250,399

CASH AND CASH EQUIVALENTS, beginning of year           4,093,317     3,242,245

CASH AND CASH EQUIVALENTS, end of period             $ 3,559,204   $ 3,492,644


Interest paid                                             $1,517        $3,874
Income taxes paid                                     $2,467,485    $2,875,322


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity

     The registrant's ability to generate cash adequate to meet its needs has been derived primarily from operations. Cash and short term investments decreased during the first nine months of 1998 primarily due to funding increased receivables, capital expenditures and dividends.

Results of Operations

     Net sales increased 12% during the third quarter of 1998 as compared to the third quarter of 1997 and 8% during the first nine months of 1998 as compared to the first nine months of 1997. During the third quarter and the first nine months of 1998, the registrant realized increases in both volume of cement sold and sales prices of cement and ready-mixed concrete as compared to similar periods in 1997. Demand for cement and ready-mixed concrete in the registrant's market area was excellent during these periods.

     While net sales increased 12% and 8%, respectively, cost of sales increased 24% and 12%, respectively, causing gross profit from operations to decrease during the third quarter and the first nine months of 1998 as compared to similar periods in 1997. Modernization of one of the cement kilns and major maintenance on related equipment reduced the registrant's clinker production during the second quarter of 1998. To help offset the reduction in clinker produced and to meet the anticipated demand for cement, the registrant purchased additional clinker from foreign markets. Higher costs associated with cement produced from purchased clinker increased the registrant's cost of sales and reduced its gross profit margin to 22% for the third quarter of 1998 as compared to 30% for the third quarter of 1997 and to 20% for the first nine months of 1998 as compared to 23% for the first nine months of 1997. Although purchased clinker reduces the registrant's gross profit margin, additional purchases are intended to allow the registrant to meet the service demands of its customer base in both the cement and ready-mixed concrete markets.

     Other, net decreased approximately one million dollars during the third quarter and the first nine months of 1998 as compared to similar periods in 1997 due primarily to gains on the sale of investment securities that occurred during the third quarter of 1997.

Year 2000

     The registrant has completed its assessment of year 2000 issues relative to information technology (IT) and non-IT computer hardware, software, and operating systems. The registrant primarily relied upon a qualified and experienced external resource to inventory, test for year 2000 compliance, and prepare detailed recommended solutions on any non-compliant hardware or software systems. The recommended solutions have been presented to and assessed by the registrant's year 2000 management team and it has been determined that the costs of addressing the year 2000 compliance issues will not be material to the registrant's business, operations or financial condition.

     The registrant is dependent upon numerous third parties including customers, power generators, financial institutions and other significant suppliers. The registrant has no control over these third parties systems and potential year 2000 IT and non-IT system problems. The registrant intends to inquire of third parties and seek guidance as to their state of readiness. However, there can be no assurance that the registrant can avoid disruptions of supplies and services from its suppliers or purchases by its major customers in the event that these entities encounter unforeseen year 2000 problems, any of which could have a material adverse effect on the registrant's business, operations or financial condition. The registrant is not aware of any material risks associated with these other entities.

Seasonality

     The registrant's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.




                         PART  II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) There are no exhibits required to be filed for the quarter ended September 30, 1998.

         (b) There were no reports required to be filed on Form 8-K during the quarter July 1, 1998 to September 30, 1998, inclusive, for which this Form 10-Q is being filed.








                            S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)




Date    November 12, 1998                   /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Vice Chairman of the Board




Date    November 12, 1998                   /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer