Form 10-Q
period 1999-03-31
MONARCH CEMENT CO
filed 1999-05-14
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1999

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

YES  X      NO

     As of   May 10, 1999   , the Registrant had outstanding  2,290,895
shares of Capital Stock, par value $2.50 per share and 1,865,279 shares of Class B Capital Stock, par value $2.50 per share.

                       PART  I.   FINANCIAL INFORMATION

                NOTES TO THE SECURITIES AND EXCHANGE COMMISSION
                    REPORT FORM 10-Q FOR THE QUARTER ENDED
                                  March 31, 1999


1.	The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the registrant's latest annual report on Form 10-K.

2.	For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in the registrant's annual report on Form 10-K for the fiscal year ended December 31, 1998.

3.	Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,174,479 and 4,211,158 in the first three months of 1999 and 1998, respectively.

4. The registrant groups its operations into two business segments - Industry Segment A (cement manufacturing) and Industry Segment B (ready-mixed concrete and sundry building materials). Following is condensed information for each segment for the quarters ended March 31, 1999 and 1998:

                                                      1999      1998
                                                      (In Thousands)
          Sales to Unaffiliated Customers-
            Industry:           Segment A            $ 6,289   $ 5,109
                                Segment B             11,983     9,990
          Intersegment Sales-
            Industry:           Segment A              1,477     1,307
                                Segment B                 45        35
          Operating Profit-
            Industry:           Segment A                850       128
                                Segment B                (21)     (468)
          Identifiable Assets-
            Industry:           Segment A             36,344    30,823
                                Segment B             21,672    16,767

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

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND DECEMBER 31, 1998

ASSETS                                                  1 9 9 9      1 9 9 8
CURRENT ASSETS:
  Cash and cash equivalents                           $ 2,743,927  $ 4,254,795
  Short term investments, at cost which
    approximates market                                16,189,427   19,622,255
  Receivables, less allowances of $423,000 in 1999
    and $412,000 in 1998 for doubtful accounts         11,161,087   10,762,210
  Inventories, priced at cost which is not in
    excess of market-
    Cost determined by last-in, first-out method-
      Finished cement                                 $ 5,362,284  $ 1,634,302
      Work in process                                     988,034    1,703,942
      Building products                                 1,255,943    1,184,358
    Cost determined by first-in, first-out method-
      Fuel, gypsum, paper sacks and other               2,094,209    1,899,440
    Cost determined by average method-
      Operating and maintenance supplies                7,395,780    7,082,948
          Total inventories                           $17,096,250  $13,504,990
  Refundable federal and state income taxes                14,051       14,051
  Deferred income taxes                                   410,000      410,000
  Prepaid expenses                                        196,957       45,284
          Total current assets                        $47,811,699  $48,613,585

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and depletion of
  $80,336,352 in 1999 and $79,239,388 in 1998          29,561,157   29,372,287
DEFERRED INCOME TAXES                                   1,685,000    1,390,000
OTHER ASSETS                                            4,820,747    5,506,149
                                                      $83,878,603  $84,882,021


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts and notes payable                          $ 5,564,967  $ 4,640,205
  Accrued liabilities                                   2,142,407    4,063,922
          Total current liabilities                   $ 7,707,374  $ 8,704,127

ACCRUED POSTRETIREMENT BENEFITS                         9,559,684    9,620,253
ACCRUED PENSION EXPENSE                                    50,276       50,276
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES          2,464,688    2,371,601

STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share-
  Authorized 10,000,000 shares, Issued
  2,288,520 shares at 3-31-99 and
  2,290,049 shares at 12-31-98                        $ 5,721,300  $ 5,725,123
Class B capital stock, par value $2.50 per
  share-Authorized 10,000,000 shares, Issued
  1,881,376 shares at 3-31-99 and 1,887,347
  shares at 12-31-98                                    4,703,440    4,718,367
Retained Earnings                                      51,941,841   51,492,274
                                                      $62,366,581  $61,935,764
Plus:  Unrealized holding gain                          1,730,000    2,200,000
          Total stockholders' investment              $64,096,581  $64,135,764
                                                      $83,878,603  $84,882,021

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
For the Three Months Ended March 31, 1999 and 1998

                                                      1999           1998
NET SALES                                          $18,271,807    $15,098,857

COST OF SALES                                       15,694,795     13,766,503

    Gross profit from operations                   $ 2,577,012    $ 1,332,354

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         1,748,161      1,671,896

    Income (loss) from operations                  $   828,851    $  (339,542)

OTHER INCOME (EXPENSE):
  Interest income                                  $   187,082    $   240,472
  Other, net                                          (102,460)         1,182
                                                   $    84,622    $   241,654

    Income (loss) before taxes on income           $   913,473    $   (97,888)

PROVISION FOR (BENEFIT FROM) TAXES ON INCOME           335,000         (35000)

NET INCOME (LOSS)                                  $   578,473    $   (62,888)

RETAINED EARNINGS, beginning of period              51,492,274     45,486,139

Less purchase and retirement of treasury stock         128,906        178,400

RETAINED EARNINGS, end of period                   $51,941,841    $45,244,851

Basic earnings (loss) per share                           $.14          $(.01)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 1999 and 1998

                                                        1999        1998
NET INCOME (LOSS)                                     $578,473    $(62,888)
UNREALIZED APPRECIATION (DEPRECIATION) ON
  AVAILABLE FOR SALE SECURITIES (Net of
  deferred tax expense (benefit) of $(295,000)
  and $250,000, for 1999 and 1998, respectively)      (470,000)    430,000
Comprehensive Income                                  $108,473    $367,112

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 1999 and 1998

                                                       1999         1998
OPERATING ACTIVITIES:
Net income (loss)                                   $   578,473  $   (62,888)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and depletion                          1,286,491    1,227,463
  Gain on disposal of assets                             (6,446)     (19,536)
  Change in assets and liabilities:
   Receivables, net                                    (398,877)     412,450
   Inventories                                       (3,591,260)  (2,501,586)
   Refundable federal and state income taxes              -           11,564
   Prepaid expenses                                    (151,673)    (138,684)
   Deferred income taxes, long-term                    (295,000)     280,000
   Long-term notes receivable                              -           1,250
   Accounts payable, notes payable and
    accrued liabilities                                 507,231       45,869
   Accrued postretirement benefits                      (60,569)      (5,339)
   Minority interest in earnings of subsidiaries         93,087       36,045
  Net cash used for operating activities            $(2,038,543) $  (713,392)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment        $(1,487,240) $(1,769,469)
Proceeds from disposals of property, plant
 and equipment                                           18,325       24,700
(Increase) decrease in other assets                     215,402     (389,238)
Decrease in short term investments, net               3,432,828    4,891,794
  Net cash provided by investing activities         $ 2,179,315  $ 2,757,787

FINANCING ACTIVITIES:
Cash dividends                                      $(1,503,984) $(1,349,029)
Purchase of treasury stock                             (147,656)    (203,400)
  Net cash used for financing activities            $(1,651,640) $(1,552,429)

Net increase (decrease) in cash and
 cash equivalents                                   $(1,510,868) $   491,966

CASH AND CASH EQUIVALENTS, beginning of year          4,254,795    4,093,317

CASH AND CASH EQUIVALENTS, end of period            $ 2,743,927  $ 4,585,283


Interest paid                                              $321         $510
Income taxes paid                                      $582,135      $74,698

THE MONARCH CEMENT COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

     The registrant's ability to generate cash adequate to meet its needs has been derived primarily from operations and the maturity of short term investments. Cash and short term investments decreased during the first quarter of 1999 primarily due to funding increased inventories and capital expenditures. The registrant generally produces additional inventory during this quarter in anticipation of sales volume in excess of production capabilities during the summer and early fall.

RESULTS OF OPERATIONS

     Net sales for the first quarter of 1999 increased 21% as compared to the first quarter of 1998 as a result of increases in the volume of cement and ready-mixed concrete sold. During the first quarter of 1998, wet weather interrupted construction projects causing a delay in the need for cement and ready-mixed concrete. More favorable weather conditions during the first quarter of 1999 allowed construction projects to proceed, increasing sales of both cement and ready-mixed concrete. Demand for cement and ready-mixed concrete in the registrant's market area was excellent during both the first quarter of 1999 and the first quarter of 1998 and is expected to continue during the balance of 1999.
     While net sales increased 21% for the first quarter of 1999 as compared to the first quarter of 1998, cost of sales increased only 14% resulting in a 60% increase in gross profit as a percent of sales. This increase in gross profit as a percent of sales is a result of a reduction in maintenance costs during the first quarter of 1999 as compared to the first quarter of 1998 and an increase in production.
     Even though the registrant entered the second quarter with higher levels of inventories, to meet anticipated demand for cement during the coming peak construction season, the registrant has negotiated the purchase of additional clinker from foreign markets. Although these purchases will ikely reduce future gross profits from operations as a percent of net sales, the additional product will allow the registrant to meet the demand of its customer base in both the cement and ready-mixed concrete markets.

SEASONALITY

     The registrant's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.

                         PART  II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)	There are no exhibits required to be filed for the quarter ended
March 31, 1999.

         (b)	There were no reports required to be filed on Form 8-K during the quarter January 1, 1999 to March 31, 1999, inclusive, for which this Form 10-Q is being filed.


                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)


Date       May 12, 1999                     /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Vice Chairman of the Board


Date       May 12, 1999                     /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer