Form 10-Q
period 1999-06-30
MONARCH CEMENT CO
filed 1999-08-13
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1999

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

YES  X      NO

     As of   August 4, 1999 , the Registrant had outstanding 2,292,385  shares of Capital Stock, par value $2.50 per share and 1,860,609 shares of Class B Capital Stock, par value $2.50 per share.

                       PART  I.   FINANCIAL INFORMATION

                NOTES TO THE SECURITIES AND EXCHANGE COMMISSION
                    REPORT FORM 10-Q FOR THE QUARTER ENDED
                                June 30, 1999


l.	The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results of operations for the interim periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the registrant's latest annual report on Form 10-K.

2.	For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in the registrant's annual report on Form 10-K for the fiscal year ended December 31, 1998.

3.	Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,159,039 and 4,204,332 in the second quarter of 1999 and 1998, respectively, and 4,166,717 and 4,207,726 in the first six months of 1999 and 1998, respectively.

4. The registrant groups its operations into two business segments - Industry Segment A (cement manufacturing) and Industry Segment B (ready-mixed concrete and sundry building materials). Following is condensed information for each segment for the six months ended June 30, 1999 and 1998:

                                                      1999      1998
                                                      (In Thousands)
          Sales to Unaffiliated Customers-
            Industry:           Segment A            $19,858   $17,953
                                Segment B             26,508    25,625
          Intersegment Sales-
            Industry:           Segment A              3,518     3,624
                                Segment B                 96        99
          Operating Profit-
            Industry:           Segment A              3,747     3,804
                                Segment B                699       898
          Identifiable Assets-
            Industry:           Segment A             39,124    37,081
                                Segment B             23,910    18,280

5. Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may affect the actual results, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among others: general economic and business conditions; competition; raw material and other operating costs; costs of capital equipment; changes in business strategy or expansion plans; and demand for the registrant's products.

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND DECEMBER 31, 1998

ASSETS                                                  1 9 9 9      1 9 9 8
CURRENT ASSETS:
  Cash and cash equivalents                           $ 3,692,205  $ 4,254,795
  Short term investments, at cost which
    approximates market                                11,748,702   19,622,255
  Receivables, less allowances of $428,000 in 1999
    and $412,000 in 1998 for doubtful accounts         13,027,437   10,762,210
  Inventories, priced at cost which is not in
    excess of market-
    Cost determined by last-in, first-out method-
      Finished cement                                 $ 3,431,663  $ 1,634,302
      Work in process                                   2,077,593    1,703,942
      Building products                                 1,292,967    1,184,358
    Cost determined by first-in, first-out method-
      Fuel, gypsum, paper sacks and other               2,460,122    1,899,440
    Cost determined by average method-
      Operating and maintenance supplies                8,147,995    7,082,948
          Total inventories                           $17,410,340  $13,504,990
  Refundable federal and state income taxes                12,941       14,051
  Deferred income taxes                                   410,000      410,000
  Prepaid expenses                                        310,052       45,284
          Total current assets                        $46,611,677  $48,613,585

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and depletion of
  $81,641,481 in 1999 and $79,239,388 in 1998          32,286,148   29,372,287
DEFERRED INCOME TAXES                                   1,450,000    1,390,000
OTHER ASSETS                                            5,485,868    5,506,149
                                                      $85,833,693  $84,882,021


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                    $ 5,602,929  $ 4,640,205
  Accrued liabilities                                   2,452,739    4,063,922
          Total current liabilities                   $ 8,055,668  $ 8,704,127

ACCRUED POSTRETIREMENT BENEFITS                         9,486,796    9,620,253
ACCRUED PENSION EXPENSE                                    50,276       50,276
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES          2,425,994    2,371,601

STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share-
  Authorized 10,000,000 shares, Issued
  2,291,895 shares at 6-30-99 and
  2,290,049 shares at 12-31-98                        $ 5,729,738  $ 5,725,123
Class B capital stock, par value $2.50 per
  share-Authorized 10,000,000 shares, Issued
  1,864,279 shares at 6-30-99 and 1,887,347
  shares at 12-31-98                                    4,660,697    4,718,367
Retained Earnings                                      53,344,524   51,492,274
                                                      $63,734,959  $61,935,764
Plus:  Unrealized holding gain                          2,080,000    2,200,000
          Total stockholders' investment              $65,814,959  $64,135,764
                                                      $85,833,693  $84,882,021

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and the Six Months Ended June 30, 1999 and 1998

                                For the Three Months Ended    For the Six Months Ended
                                  June 30,     June 30,        June 30,     June 30,
                                    1999         1998            1999         1998
NET SALES                        $28,094,077  $28,478,765     $46,365,884  $43,577,622

COST OF SALES                     22,687,983   21,799,909      38,382,778   35,566,412

   Gross profit from operations  $ 5,406,094  $ 6,678,856     $ 7,983,106  $ 8,011,210

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          1,788,707    1,637,717       3,536,868    3,309,613

   Income from operations          3,617,387  $ 5,041,139     $ 4,446,238  $ 4,701,597

OTHER INCOME (EXPENSE):
  Interest income                $   206,716  $   258,959     $   393,798  $   499,431
  Other, net                         (78,465)    (219,105)       (180,925)    (217,923)

                                 $   128,251  $    39,854     $   212,873  $   281,508

   Income before taxes on income $ 3,745,638  $ 5,080,993     $ 4,659,111  $ 4,983,105

PROVISION FOR TAXES ON INCOME      1,365,000    1,835,000       1,700,000    1,800,000

NET INCOME                       $ 2,380,638  $ 3,245,993     $ 2,959,111  $ 3,183,105

RETAINED EARNINGS, beg. of period 51,941,841   45,244,851      51,492,274   45,486,139

Less cash dividends                  748,111      672,618         748,111      672,618

Less purchase and retirement
 of treasury stock                   229,844       40,700         358,750      219,100

RETAINED EARNINGS, end of period $53,344,524  $47,777,526     $53,344,524  $47,777,526

BASIC EARNINGS PER SHARE                $.57         $.77            $.71         $.76

CASH DIVIDENDS PER SHARE                $.18         $.16            $.18         $.16

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 1999 and 1998

                                                                 1999          1998
NET INCOME                                                    $ 2,959,111  $ 3,183,105
UNREALIZED APPRECIATION (DEPRECIATION) ON
  AVAILABLE FOR SALE SECURITIES (Net of
  deferred tax expense (benefit) of $(70,000)
  and $300,000, for 1999 and 1998, respectively)                 (110,000)     455,000
COMPREHENSIVE INCOME                                          $ 2,849,111  $ 3,638,105

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 1999 and 1998
                                                         1999         1998
OPERATING ACTIVITIES:
 Net income                                           $ 2,959,111  $ 3,183,105
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion                           2,727,590    2,550,519
   Gain on disposal of assets                             (10,404)     (34,603)
   Change in assets and liabilities net of
    effects from purchase of subsidiaries:
     Receivables, net                                  (2,265,227)  (4,539,428)
     Inventories                                       (3,905,350)  (3,433,819)
     Refundable federal and state income taxes              1,110      221,072
     Prepaid expenses                                    (264,768)    (128,958)
     Deferred income taxes, long-term                     (60,000)     300,000
     Long-term notes receivable                             -            1,250
     Accounts payable, notes payable and
      accrued liabilities                                 855,525    2,567,037
     Accrued postretirement benefits                     (133,457)      (2,912)
     Minority interest in earnings of subsidiaries        194,772      270,754

    Net cash provided by operating activities         $    98,902  $   954,017


INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment         $(5,665,605) $(5,029,397)
 Proceeds from disposals of property, plant
  and equipment                                            34,558       79,626
 Increase in other assets                                 (99,719)    (736,952)
 Decrease in short term investments, net                7,873,553    8,256,991

    Net cash provided by investing activities         $ 2,142,787  $ 2,570,268


FINANCING ACTIVITIES:
 Cash dividends                                       $(2,252,095) $(2,021,647)
 Subsidiaries' dividends paid to minority interest       (140,379)     (42,000)
 Purchase of treasury stock                              (411,805)    (248,725)

    Net cash used for financing activities            $(2,804,279) $(2,312,372)

Net increase (decrease) in cash and cash equivalents  $  (562,590) $ 1,211,913

CASH AND CASH EQUIVALENTS, beginning of year            4,254,795    4,093,317

CASH AND CASH EQUIVALENTS, end of period              $ 3,692,205  $ 5,305,230


Interest paid                                             $1,313       $1,517
Income taxes paid                                     $1,501,886     $170,670


THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY

     The registrant's ability to generate cash adequate to meet its needs has been derived primarily from operations and the maturity of short term investments. Cash and short term investments decreased during the first half of 1999 primarily due to funding increased receivables and inventories, capital expenditures and dividends. The registrant generally produces additional inventory during the early part of the year in anticipation of sales volume in excess of production capabilities during the summer and early fall.


RESULTS OF OPERATIONS

     Net sales and cost of sales for the first six months of 1999 increased 6% and 8% respectively, as compared to the first six months of 1998. These increases were primarily due to increases in the volume of cement and ready-mixed concrete sold during the first quarter of 1999. During the first quarter of 1998, wet weather interrupted construction projects causing a delay in the need for cement and ready-mixed concrete. More favorable weather conditions during the first quarter of 1999 as compared to the first quarter of 1998 allowed construction projects to proceed, increasing sales of both cement and ready-mixed concrete.

     During the second quarter of 1999, additional maintenance on the cement kilns increased the registrant's cost of sales as compared to the second quarter of 1998. While cost of sales increased, net sales remained steady resulting in a decrease in gross profit from operations. Demand for cement and ready-mixed concrete in the registrant's market area was excellent during both the second quarter of 1999 and the second quarter of 1998 and is expected to continue during the balance of 1999.

     During 1998 and 1999, the registrant purchased additional clinker from foreign markets to meet anticipated demand for cement. Although these purchases reduce gross profits from operations as a percent of net sales, the additional product allows the registrant to meet the demand of its customer base in both the cement and ready-mixed concrete markets.


SEASONALITY

     The registrant's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.



YEAR 2000

     As has been widely publicized, there is widespread concern in the U.S. economy and elsewhere that computer systems and applications, including those imbedded in equipment and facilities, that use only two digits to identify years may create problems when the year 2000 arrives. Any of the registrant's computer systems or plant equipment systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation, causing a disruption of operations.

     The registrant has completed its assessment of Year 2000 issues relative to information technology (IT) and non-IT computer hardware, software, and operating systems. The registrant primarily relied upon a qualified and experienced external resource to inventory, test for Year 2000 compliance, and prepare detailed recommended solutions on any non-compliant hardware or software systems. The recommended solutions have been presented to and assessed by the registrant's Year 2000 management team and it has been determined that the costs of addressing the Year 2000 compliance issues will not be material to the registrant's business, operations or financial condition. This assessment was based upon the fact that at December 31, 1998, 93% of the registrant's computer hardware was Year 2000 compliant, 86% of its operating systems were compliant and 86% of its computer software was compliant.

     Through a combination of equipment replacement and periodic software updates, the registrant expects to have all significant systems in compliance by the year 2000. Replacements of non-compliant hardware systems with new systems are being capitalized and amortized over the life of the new systems. The cost of annual software maintenance agreements, which include Year 2000 compliant upgrades, are being expensed as incurred. The registrant's primary accounting and management information systems were Year 2000 compliant at the end of 1998. The registrant does not anticipate any material disruptions in its operations as a result of any failure by the registrant to be in compliance.

     The registrant is dependent upon numerous third parties including customers, electrical power and fuel suppliers, financial institutions and other significant suppliers. Since no single customer accounts for more than 10% of the registrant's total sales, the registrant is not canvassing its customers as to their Year 2000 compliance. The registrant does intend to inquire of third parties (primarily financial institutions and significant suppliers) and seek guidance as to their state of readiness. However, there can be no assurance that the registrant can avoid disruptions of supplies and services from its suppliers, or purchases by its major customers, in the event that these entities encounter unforeseen Year 2000 problems, any of which could have a material adverse effect on the registrant's business, operations or financial condition. The registrant is not aware of any material risks associated with these other entities.

     The registrant is in the process of developing a contingency plan that would be designed to mitigate, in part, the impact on its business of certain Year 2000 problems. This plan, however, cannot cover all eventualities, such as a power outage. The registrant expects this plan to be in place by the end of 1999.




                         PART  II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)	There are no exhibits required to be filed for the quarter ended
June 30, 1999.

         (b)	There were no reports required to be filed on Form 8-K during the quarter April 1, 1999 to June 30, 1999, inclusive, for which this Form 10-Q is being filed.









                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date     August 12, 1999                   /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Vice Chairman of the Board



Date     August 12, 1999                   /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer