Form 10-Q
period 1999-09-30
MONARCH CEMENT CO
filed 1999-11-12
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1999

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

YES  X      NO

     As of   November 10, 1999 , the Registrant had outstanding 2,281,165 shares of Capital Stock, par value $2.50 per share and 1,852,099 shares of Class B Capital Stock, par value $2.50 per share.

                       PART  I.   FINANCIAL INFORMATION

                NOTES TO THE SECURITIES AND EXCHANGE COMMISSION
                    REPORT FORM 10-Q FOR THE QUARTER ENDED
                              September 30, 1999


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

3.	Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,151,205 and 4,200,003 in the third quarter of 1999 and 1998, respectively, and 4,161,512 and 4,205,152 in the first nine months of 1999 and 1998, respectively.

4. The registrant groups its operations into two business segments - Industry Segment A (cement manufacturing) and Industry Segment B (ready-mixed concrete and sundry building materials). Following is condensed information for each segment for the six months ended September 30, 1999 and 1998:

                                                      1999      1998
                                                      (In Thousands)
          Sales to Unaffiliated Customers-
            Industry:           Segment A            $38,112   $32,319
                                Segment B             44,279    41,993
          Intersegment Sales-
            Industry:           Segment A              5,507     6,113
                                Segment B                323       299
          Operating Profit-
            Industry:           Segment A              8,696     8,146
                                Segment B              2,102     1,723
          Identifiable Assets-
            Industry:           Segment A             39,393    33,270
                                Segment B             25,820    21,115

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

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

ASSETS                                                  1 9 9 9      1 9 9 8
CURRENT ASSETS:
  Cash and cash equivalents                           $ 4,261,389  $ 4,254,795
  Short term investments, at cost which
    approximates market                                13,699,700   19,622,255
  Receivables, less allowances of $407,000 in 1999
    and $412,000 in 1998 for doubtful accounts         15,017,845   10,762,210
  Inventories, priced at cost which is not in
    excess of market-
    Cost determined by last-in, first-out method-
      Finished cement                                 $ 1,429,920  $ 1,634,302
      Work in process                                   3,936,818    1,703,942
      Building products                                 1,297,023    1,184,358
    Cost determined by first-in, first-out method-
      Fuel, gypsum, paper sacks and other               2,446,998    1,899,440
    Cost determined by average method-
      Operating and maintenance supplies                7,859,429    7,082,948
          Total inventories                           $16,970,188  $13,504,990
  Refundable federal and state income taxes                12,941       14,051
  Deferred income taxes                                   410,000      410,000
  Prepaid expenses                                         27,642       45,284
          Total current assets                        $50,399,705  $48,613,585

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and depletion of
  $82,982,176 in 1999 and $79,239,388 in 1998          33,197,232   29,372,287
DEFERRED INCOME TAXES                                   1,730,000    1,390,000
OTHER ASSETS                                            4,875,989    5,506,149
                                                      $90,202,926  $84,882,021


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                    $ 6,513,693  $ 4,640,205
  Accrued liabilities                                   3,395,303    4,063,922
          Total current liabilities                   $ 9,908,996  $ 8,704,127

ACCRUED POSTRETIREMENT BENEFITS                         9,375,581    9,620,253
ACCRUED PENSION EXPENSE                                    50,276       50,276
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES          2,592,969    2,371,601

STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share-
  Authorized 10,000,000 shares, Issued
  2,280,485 shares at 9-30-99 and
  2,290,049 shares at 12-31-98                        $ 5,701,213  $ 5,725,123
Class B capital stock, par value $2.50 per
  share-Authorized 10,000,000 shares, Issued
  1,853,459 shares at 9-30-99 and 1,887,347
  shares at 12-31-98                                    4,633,647    4,718,367
Retained Earnings                                      56,270,244   51,492,274
                                                      $66,605,104  $61,935,764
Plus:  Unrealized holding gain                          1,670,000    2,200,000
          Total stockholders' investment              $68,275,104  $64,135,764
                                                      $90,202,926  $84,882,021

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and the Nine Months Ended September 30, 1999 and 1998

                                For the Three Months Ended   For the Nine Months Ended
                                  Sept. 30,    Sept. 30,       Sept. 30,    Sept. 30,
                                    1999         1998            1999         1998
NET SALES                        $36,025,222  $30,733,881     $82,391,106  $74,311,503

COST OF SALES                     27,813,936   23,865,433      66,196,714   59,431,845

   Gross profit from operations  $ 8,211,286  $ 6,868,448     $16,194,392  $14,879,658

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          1,859,005    1,701,540       5,395,873    5,011,153

   Income from operations          6,352,281  $ 5,166,908     $10,798,519  $ 9,868,505

OTHER INCOME (EXPENSE):
  Interest income                $   207,436  $   289,828     $   601,234  $   789,259
  Other, net                        (123,398)    (114,478)       (304,323)    (332,401)

                                 $    84,038  $   175,350     $   296,911  $   456,858

   Income before taxes on income $ 6,436,319  $ 5,342,258     $11,095,430  $10,325,363

PROVISION FOR TAXES ON INCOME      2,375,000    1,950,000       4,075,000    3,750,000

NET INCOME                       $ 4,061,319  $ 3,392,258     $ 7,020,430  $ 6,575,363

RETAINED EARNINGS, beg. of period 53,344,524   47,777,526      51,492,274   45,486,139

Less cash dividends                  747,539      672,618       1,495,650    1,345,236

Less purchase and retirement
 of treasury stock                   388,060      555,271         746,810      774,371

RETAINED EARNINGS, end of period $56,270,244  $49,941,895     $56,270,244  $49,941,895

BASIC EARNINGS PER SHARE                $.98         $.81           $1.69        $1.56

CASH DIVIDENDS PER SHARE                $.18         $.16            $.36         $.32

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 1999 and 1998

                                                                 1999          1998
NET INCOME                                                    $ 7,020,430  $ 6,575,363
UNREALIZED APPRECIATION (DEPRECIATION) ON
  AVAILABLE FOR SALE SECURITIES (Net of
  deferred tax benefit of $(340,000) and
  $(100,000), for 1999 and 1998, respectively)                   (530,000)    (160,000)
COMPREHENSIVE INCOME                                          $ 6,490,430  $ 6,415,363

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 1999 and 1998
                                                         1999         1998
OPERATING ACTIVITIES:
 Net income                                           $ 7,020,430  $ 6,575,363
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion                           4,258,868    3,974,630
   Gain on disposal of assets                             (40,657)     (89,696)
   Change in assets and liabilities net of
    effects from purchase of subsidiaries:
     Receivables, net                                  (4,255,635)  (6,224,860)
     Inventories                                       (3,465,198)  (1,009,638)
     Refundable federal and state income taxes              1,110      221,072
     Prepaid expenses                                      17,642      141,890
     Deferred income taxes, long-term                    (340,000)    (100,000)
     Long-term notes receivable                             -            1,250
     Accounts payable, notes payable and
      accrued liabilities                               2,708,853    2,728,529
     Accrued postretirement benefits                     (244,672)     (85,907)
     Minority interest in earnings of subsidiaries        361,748      449,260

    Net cash provided by operating activities         $ 6,022,489  $ 6,581,893


INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment         $(8,109,059) $(6,367,001)
 Proceeds from disposals of property, plant
  and equipment                                            65,902      160,104
 (Increase) decrease in other assets                      100,160     (664,666)
 Decrease in short term investments, net                5,922,555    3,359,051

    Net cash provided by investing activities         $(2,020,442) $(3,512,512)


FINANCING ACTIVITIES:
 Cash dividends                                       $(2,999,634) $(2,694,265)
 Subsidiaries' dividends paid to minority interest       (140,379)     (42,000)
 Purchase of treasury stock                              (855,440)    (867,229)

    Net cash used for financing activities            $(3,995,453) $(3,603,494)

Net increase (decrease) in cash and cash equivalents  $     6,594  $  (534,113)

CASH AND CASH EQUIVALENTS, beginning of year            4,254,795    4,093,317

CASH AND CASH EQUIVALENTS, end of period              $ 4,261,389  $ 3,559,204


Interest paid                                             $1,313       $1,517
Income taxes paid                                     $3,352,693   $2,467,485

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY

     The registrant's ability to generate cash adequate to meet its needs has been derived primarily from operations and the maturity of short term investments. Cash and short term investments decreased during the first nine months of 1999 primarily due to funding increased receivables and inventories, capital expenditures and dividends.


RESULTS OF OPERATIONS

     Net sales increased 17% during the third quarter of 1999 as compared to the third quarter of 1998 and 11% during the first nine months of 1999 as compared to the first nine months of 1998. During the third quarter and the first nine months of 1999, the registrant realized increases in volume of cement and ready-mixed concrete sold as compared to similar periods in 1998. Moderate increases in sales prices of cement and ready-mixed concrete between periods also contributed to the increase in net sales. Demand for cement and ready-mixed concrete in the registrant's market area was excellent during these periods.

     The increase in volume sold resulted in increases in cost of sales similar to the percentage increases in net sales during the third quarter and the first nine months of 1999 as compared to the same periods in 1998. As a result, gross profit from operations increased 20% and 9% respectively. The registrant experienced insignificant changes in gross profit from operations as a percent of net sales during these periods.


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

     The registrant is dependent upon numerous third parties including customers, electrical power and fuel suppliers, financial institutions and other significant suppliers. Since no single customer accounts for more than 10% of the registrant's total sales, the registrant is not canvassing its customers as to their Year 2000 compliance. The registrant is inquiring of third parties (primarily financial institutions and significant suppliers) and seeking guidance as to their state of readiness. However, there can be no assurance that the registrant can avoid disruptions of supplies and services from its suppliers, or purchases by its major customers, in the event that these entities encounter unforeseen Year 2000 problems, any of which could have a material adverse effect on the registrant's business, operations or financial condition. The registrant is not aware of any material risks associated with these other entities.

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




                         PART  II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)	There are no exhibits required to be filed for the quarter ended
September 30, 1999.

         (b)	There were no reports required to be filed on Form 8-K during the quarter July 1, 1999 to September 30, 1999, inclusive, for which this Form 10-Q is being filed.









                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date     November 12, 1999                 /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Vice Chairman of the Board



Date     November 12, 1999                 /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer