Form 10-Q
period 2000-03-31
MONARCH CEMENT CO
filed 2000-05-12
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2000

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

                                (316) 473-2222
             (Registrant's telephone number, including area code)


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

YES  X      NO

     As of   May 10, 2000   , the Registrant had outstanding  2,296,696
shares of Capital Stock, par value $2.50 per share and 1,824,577 shares of Class B Capital Stock, par value $2.50 per share.

                       PART  I.   FINANCIAL INFORMATION

                NOTES TO THE SECURITIES AND EXCHANGE COMMISSION
                    REPORT FORM 10-Q FOR THE QUARTER ENDED
                                  March 31, 2000


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
of the consolidated financial statements included in the registrant's annual report on Form 10-K for the fiscal year ended December 31, 1999.

3.	Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,126,742 and 4,174,479 in the first quarter of 2000 and 1999, respectively.

4. The registrant groups its operations into two business segments - Industry Segment A (cement manufacturing) and Industry Segment B (ready-mixed concrete and sundry building materials). Following is condensed information for each segment for the quarters ended March 31, 2000 and 1999:

                                                      2000      1999
                                                      (In Thousands)
          Sales to Unaffiliated Customers-
            Industry:           Segment A            $ 7,102   $ 6,289
                                Segment B             15,287    11,983
          Intersegment Sales-
            Industry:           Segment A              1,719     1,477
                                Segment B                -          45
          Operating Profit-
            Industry:           Segment A              1,262       850
                                Segment B                313       (21)
          Identifiable Assets-
            Industry:           Segment A             42,148    36,344
                                Segment B             28,842    21,672

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

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND DECEMBER 31, 1999

ASSETS                                                  2 0 0 0      1 9 9 9
CURRENT ASSETS:
  Cash and cash equivalents                           $ 2,824,902  $ 4,782,168
  Short-term investments, at cost which
    approximates market                                 7,954,052   15,834,044
  Receivables, less allowances of $422,000 in 2000
    and $409,000 in 1999 for doubtful accounts         14,028,457    9,850,345
  Inventories, priced at cost which is not in
    excess of market-
    Cost determined by last-in, first-out method-
      Finished cement                                 $ 5,978,292  $ 3,224,596
      Work in process                                   4,247,340    2,763,016
      Building products                                 1,116,448    1,226,697
    Cost determined by first-in, first-out method-
      Fuel, gypsum, paper sacks and other               2,536,555    2,566,098
    Cost determined by average method-
      Operating and maintenance supplies                7,058,222    7,609,733
          Total inventories                           $20,936,857  $17,390,140
  Refundable federal and state income taxes               166,900      166,900
  Deferred income taxes                                   415,000      415,000
  Prepaid expenses                                        354,849       34,855
          Total current assets                        $46,681,017  $48,473,452

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and depletion of
  $79,649,819 in 2000 and $78,397,517 in 1999          35,670,096   34,166,683
DEFERRED INCOME TAXES                                   1,760,000    1,750,000
OTHER ASSETS                                            6,135,359    5,601,246
                                                      $90,246,472  $89,991,381


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts and notes payable                          $ 5,616,106  $ 5,041,988
  Accrued liabilities                                   2,274,462    3,595,500
          Total current liabilities                   $ 7,890,568  $ 8,637,488

ACCRUED POSTRETIREMENT BENEFITS                         9,320,516    9,368,746
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES          2,930,667    2,765,235

STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share-
  Authorized 10,000,000 shares, Issued
  2,293,880 shares at 3/31/2000 and
  2,285,678 shares at 12/31/1999                      $ 5,734,700  $ 5,714,195
Class B capital stock, par value $2.50 per
  share-Authorized 10,000,000 shares, Issued
  1,830,393 shares at 3/31/2000 and 1,846,836
  shares at 12/31/1999                                  4,575,983    4,617,090
Retained Earnings                                      58,234,038   57,308,627
                                                      $68,544,721  $67,639,912
Plus:  Unrealized holding gain                          1,560,000    1,580,000
          Total stockholders' investment              $70,104,721  $69,219,912
                                                      $90,246,472  $89,991,381

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
For the Three Months Ended March 31, 2000 and 1999

                                                      2000           1999
NET SALES                                          $22,388,688    $18,271,807

COST OF SALES                                       18,784,452     15,694,795

    Gross profit from operations                   $ 3,604,236    $ 2,577,012

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         2,028,883      1,748,161

    Income from operations                         $ 1,575,353    $   828,851

OTHER INCOME (EXPENSE):
  Interest income                                  $   249,053    $   187,082
  Other, net                                          (157,629)      (102,460)
                                                   $    91,424    $    84,622

    Income before taxes on income                  $ 1,666,777    $   913,473

PROVISION FOR TAXES ON INCOME                          600,000        335,000

NET INCOME                                         $ 1,066,777    $   578,473

RETAINED EARNINGS, beginning of period              57,308,627     51,492,274

Less purchase and retirement of treasury stock         141,366        128,906

RETAINED EARNINGS, end of period                   $58,234,038    $51,941,841

Basic earnings per share                                  $.26           $.14

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2000 and 1999

                                                       2000         1999
NET INCOME                                          $1,066,777    $578,473
UNREALIZED DEPRECIATION ON AVAILABLE
  FOR SALE SECURITIES (Net of deferred
  tax benefit of $(10,000) and $(295,000)
  for 2000 and 1999, respectively)                     (20,000)   (470,000)
Comprehensive Income                                $1,046,777    $108,473

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2000 and 1999

                                                       2000         1999
OPERATING ACTIVITIES:
Net income                                          $ 1,066,777  $   578,473
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and depletion                          1,437,130    1,286,491
  Gain on disposal of assets                             (5,574)      (6,446)
  Change in assets and liabilities:
   Receivables, net                                  (4,178,112)    (398,877)
   Inventories                                       (3,546,717)  (3,591,260)
   Prepaid expenses                                    (319,994)    (151,673)
   Deferred income taxes                                (10,000)    (295,000)
   Accounts payable, notes payable and
    accrued liabilities                                 822,362      507,231
   Accrued postretirement benefits                      (48,230)     (60,569)
   Minority interest in earnings of subsidiaries        165,432       93,087
  Net cash used for operating activities            $(4,616,926) $(2,038,543)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment        $(2,941,469) $(1,487,240)
Proceeds from disposals of property, plant
 and equipment                                            6,500       18,325
Payment for purchases of equity investments            (519,341)       -
(Increase) decrease in other assets                     (34,772)     215,402
Decrease in short-term investments, net               7,879,992    3,432,828
  Net cash provided by investing activities         $ 4,390,910  $ 2,179,315

FINANCING ACTIVITIES:
Cash dividends                                      $(1,569,282) $(1,503,984)
Purchase of treasury stock                             (161,968)    (147,656)
  Net cash used for financing activities            $(1,731,250) $(1,651,640)

Net decrease in cash and cash equivalents           $(1,957,266) $(1,510,868)

CASH AND CASH EQUIVALENTS, beginning of year          4,782,168    4,254,795

CASH AND CASH EQUIVALENTS, end of period            $ 2,824,902  $ 2,743,927


Interest paid                                              $ -          $321
Income taxes paid                                      $103,725     $582,135

THE MONARCH CEMENT COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

     The registrant's ability to generate cash adequate to meet its needs has been derived primarily from operations and the maturity of short-term investments. Cash and short-term investments decreased during the first quarter of 2000 primarily due to increases in receivables and inventories and the purchase of equipment. The registrant generally produces additional inventory during this quarter in anticipation of sales volume in excess of production capabilities during the summer and early fall.

RESULTS OF OPERATIONS

     Net sales for the first quarter of 2000 increased 23% as compared to the first quarter of 1999 primarily due to increases in volume of cement and ready-mixed concrete sold and an increase in the sale of concrete products. Mild, dry weather during the first quarter of 2000 allowed construction projects to proceed, increasing sales of both cement and ready-mixed concrete. Demand for cement and ready-mixed concrete in the registrant's market area was excellent during both the first quarter of 2000 and the first quarter of 1999 and is expected to continue during the balance of 2000.
     The registrant's ready-mixed concrete and sundry building materials segment has expanded its operations to include various construction projects that utilize its concrete products. The current trend in construction is toward a design-build concept where one company is responsible for the entire construction project. Expansion into this area contributed to the increase in net sales for the first quarter of 2000 as compared to the first quarter of 1999.
     While net sales increased 23% for the first quarter of 2000 as compared to the first quarter of 1999, cost of sales increased only 20% resulting in a 14% increase in gross profit as a percent of sales. This increase in gross profit as a percent of sales is a result of the increase in volume sold and the additional profit margin realized through the design-build concept.

SEASONALITY

     The registrant's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.

                         PART  II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)	There are no exhibits required to be filed for the quarter ended
March 31, 2000.

         (b)	There were no reports required to be filed on Form 8-K during the quarter January 1, 2000 to March 31, 2000, inclusive, for which this Form 10-Q is being filed.


                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)


Date       May 11, 2000                     /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Vice Chairman of the Board


Date       May 11, 2000                     /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer