Form 10-Q
period 2000-06-30
MONARCH CEMENT CO
filed 2000-08-14
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000

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

YES  X      NO

     As of   August 8, 2000 , the Registrant had outstanding 2,293,482  shares of Capital Stock, par value $2.50 per share and 1,816,194 shares of Class B Capital Stock, par value $2.50 per share.

                       PART  I.   FINANCIAL INFORMATION

                NOTES TO THE SECURITIES AND EXCHANGE COMMISSION
                    REPORT FORM 10-Q FOR THE QUARTER ENDED
                                June 30, 2000


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

3.	Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,118,749 and 4,159,039 in the second quarter of 2000 and 1999, respectively, and 4,122,746 and 4,166,717 in the first six months of 2000 and 1999, respectively.

4. The registrant groups its operations into two business segments - Industry Segment A (cement manufacturing) and Industry Segment B (ready-mixed concrete and sundry building materials). Following is condensed information for each segment for the six months ended June 30, 2000 and 1999:

                                                      2000      1999
                                                      (In Thousands)
          Sales to Unaffiliated Customers-
            Industry:           Segment A            $21,173   $19,858
                                Segment B             35,473    26,508
          Intersegment Sales-
            Industry:           Segment A              4,390     3,518
                                Segment B                -          96
          Operating Profit-
            Industry:           Segment A              6,562     3,747
                                Segment B                425       699
          Identifiable Assets-
            Industry:           Segment A             46,055    39,124
                                Segment B             30,863    23,910

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

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999

ASSETS                                                  2 0 0 0      1 9 9 9
CURRENT ASSETS:
  Cash and cash equivalents                           $ 3,767,258  $ 4,782,168
  Short-term investments, at cost which
    approximates market                                 5,494,032   15,834,044
  Receivables, less allowances of $438,000 in 2000
    and $409,000 in 1999 for doubtful accounts         15,170,603    9,850,345
  Inventories, priced at cost which is not in
    excess of market-
    Cost determined by last-in, first-out method-
      Finished cement                                 $ 5,372,772  $ 3,224,596
      Work in process                                   4,649,178    2,763,016
      Building products                                 1,087,164    1,226,697
    Cost determined by first-in, first-out method-
      Fuel, gypsum, paper sacks and other               2,491,265    2,566,098
    Cost determined by average method-
      Operating and maintenance supplies                7,679,277    7,609,733
          Total inventories                           $21,279,656  $17,390,140
  Refundable federal and state income taxes                 -          166,900
  Deferred income taxes                                   415,000      415,000
  Prepaid expenses                                        419,342       34,855
          Total current assets                        $46,545,891  $48,473,452

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and depletion of
  $81,076,218 in 2000 and $78,397,517 in 1999          40,048,813   34,166,683
DEFERRED INCOME TAXES                                   1,865,000    1,750,000
OTHER ASSETS                                            5,915,415    5,601,246
                                                      $94,375,119  $89,991,381


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                    $ 6,548,307  $ 5,041,988
  Accrued liabilities                                   3,128,204    3,595,500
          Total current liabilities                   $ 9,676,511  $ 8,637,488

ACCRUED POSTRETIREMENT BENEFITS                         9,304,201    9,368,746
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES          2,932,200    2,765,235

STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share-
  Authorized 10,000,000 shares, Issued
  2,297,983 shares at 6/30/00 and
  2,285,678 shares at 12/31/99                        $ 5,744,958  $ 5,714,195
Class B capital stock, par value $2.50 per
  share-Authorized 10,000,000 shares, Issued
  1,816,194 shares at 6/30/00 and 1,846,836
  shares at 12/31/99                                    4,540,485    4,617,090
Retained Earnings                                      60,776,764   57,308,627
                                                      $71,062,207  $67,639,912
Plus:  Unrealized holding gain                          1,400,000    1,580,000
          Total stockholders' investment              $72,462,207  $69,219,912
                                                      $94,375,119  $89,991,381

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and the Six Months Ended June 30, 2000 and 1999

                                For the Three Months Ended    For the Six Months Ended
                                  June 30,     June 30,        June 30,     June 30,
                                    2000         1999            2000         1999
NET SALES                        $34,257,052  $28,094,077     $56,645,740  $46,365,884

COST OF SALES                     26,764,871   22,687,983      45,549,323   38,382,778

   Gross profit from operations  $ 7,492,181  $ 5,406,094     $11,096,417  $ 7,983,106

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          2,211,652    1,788,707       4,240,535    3,536,868

   Income from operations          5,280,529  $ 3,617,387     $ 6,855,882  $ 4,446,238

OTHER INCOME (EXPENSE):
  Interest income                $   102,223  $   206,716     $   351,276  $   393,798
  Other, net                          39,407      (78,465)       (118,222)    (180,925)

                                 $   141,630  $   128,251     $   233,054  $   212,873

   Income before taxes on income $ 5,422,159  $ 3,745,638     $ 7,088,936  $ 4,659,111

PROVISION FOR TAXES ON INCOME      1,950,000    1,365,000       2,550,000    1,700,000

NET INCOME                       $ 3,472,159  $ 2,380,638     $ 4,538,936  $ 2,959,111

RETAINED EARNINGS, beg. of period 58,234,038   51,941,841      57,308,627   51,492,274

Less cash dividends                  781,227      748,111         781,227      748,111

Less purchase and retirement
 of treasury stock                   148,206      229,844         289,572      358,750

RETAINED EARNINGS, end of period $60,776,764  $53,344,524     $60,776,764  $53,344,524

BASIC EARNINGS PER SHARE                $.84         $.57           $1.10         $.71

CASH DIVIDENDS PER SHARE                $.19         $.18            $.19         $.18

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2000 and 1999

                                                                 2000          1999
NET INCOME                                                    $ 4,538,936  $ 2,959,111
UNREALIZED DEPRECIATION ON AVAILABLE
  FOR SALE SECURITIES (Net of deferred
  tax benefit of $(115,000) and $(70,000),
  for 2000 and 1999, respectively)                               (180,000)    (110,000)
COMPREHENSIVE INCOME                                          $ 4,358,936  $ 2,849,111

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2000 and 1999
                                                         2000         1999
OPERATING ACTIVITIES:
 Net income                                           $ 4,538,936  $ 2,959,111
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion                           2,996,496    2,727,590
   Gain on disposal of assets                             (20,771)     (10,404)
   Change in assets and liabilities net of
    effects from purchase of subsidiaries:
     Receivables, net                                  (5,320,258)  (2,265,227)
     Inventories                                       (3,889,516)  (3,905,350)
     Refundable federal and state income taxes            166,900        1,110
     Prepaid expenses                                    (384,487)    (264,768)
     Deferred income taxes, long-term                    (115,000)     (60,000)
     Accounts payable, notes payable and
      accrued liabilities                               2,609,521      855,525
     Accrued postretirement benefits                      (64,545)    (133,457)
     Minority interest in earnings of subsidiaries        176,793      194,772

    Net cash provided by operating activities         $   694,069  $    98,902


INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment         $(9,013,024) $(5,665,605)
 Proceeds from disposals of property, plant
  and equipment                                            51,783       34,558
 Payment for purchases of equity investments             (519,341)       -
 (Increase) decrease in other assets                      128,558      (99,719)
 Decrease in short-term investments, net               10,340,012    7,873,553

    Net cash provided by investing activities         $   987,988  $ 2,142,787


FINANCING ACTIVITIES:
 Cash dividends                                       $(2,351,725) $(2,252,095)
 Subsidiaries' dividends paid to minority interest         (9,828)    (140,379)
 Purchase of treasury stock                              (335,414)    (411,805)

    Net cash used for financing activities            $(2,696,967) $(2,804,279)

Net decrease in cash and cash equivalents             $(1,014,910) $  (562,590)

CASH AND CASH EQUIVALENTS, beginning of year            4,782,168    4,254,795

CASH AND CASH EQUIVALENTS, end of period              $ 3,767,258  $ 3,692,205


Interest paid                                                $992       $1,313
Income taxes paid                                      $1,040,241   $1,501,886


THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY

     The registrant's ability to generate cash adequate to meet its needs has been derived primarily from operations and the maturity of short-term investments. Cash and short-term investments decreased during the first half of 2000 primarily due to increases in receivables and inventories, the purchase of equipment and the payment of dividends. The registrant generally produces additional inventory during the early part of the year in anticipation of sales volume in excess of production capabilities during the summer and early fall.

RESULTS OF OPERATIONS

     Net sales for the first six months of 2000 increased 22% as compared to the first six months of 1999 primarily due to increases in volume of cement and ready-mixed concrete sold and an increase in the sale of concrete products. The registrant's ready-mixed concrete and sundry building materials segment has expanded its operations to include various construction projects that utilize its concrete products. The current trend in construction is toward a design-build concept where one company is responsible for the entire construction project. Expansion into this area contributed to the increase in net sales for the second quarter and the first six months of 2000 as compared to similar periods in 1999.
     While net sales increased 22% for the first six months of 2000 as compared to the first six months of 1999, cost of sales increased 19% resulting in a 14% increase in gross profit as a percent of sales. This increase in gross profit as a percent of sales is a result of the increase in volume sold and the additional profit margin realized through the design-build concept.
     The increases in net sales, cost of sales and gross profit as a percent of sales during the second quarter of 2000, as compared to the second quarter of 1999, are similar to the increases for the first six months of 2000. Such increases were primarily caused by the same factors noted above.

SEASONALITY

     The registrant's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.

                         PART  II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)	There are no exhibits required to be filed for the quarter ended
June 30, 2000.

         (b)	There were no reports required to be filed on Form 8-K during the quarter April 1, 2000 to June 30, 2000, inclusive, for which this Form 10-Q is being filed.






                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date     August 11, 2000                   /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Vice Chairman of the Board



Date     August 11, 2000                   /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer