Form 10-Q
period 2000-09-30
MONARCH CEMENT CO
filed 2000-11-13
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2000

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

YES  X      NO

     As of   November 3, 2000  , the Registrant had outstanding 2,306,832 shares of Capital Stock, par value $2.50 per share and 1,795,224 shares of Class B Capital Stock, par value $2.50 per share.

                       PART  I.   FINANCIAL INFORMATION

                NOTES TO THE SECURITIES AND EXCHANGE COMMISSION
                    REPORT FORM 10-Q FOR THE QUARTER ENDED
                              September 30, 2000


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

3.	Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,108,965 and 4,151,205 in the third quarter of 2000 and 1999, respectively, and 4,118,119 and 4,161,512 in the first nine months of 2000 and 1999, respectively.

4. The registrant groups its operations into two business segments - Industry Segment A (cement manufacturing) and Industry Segment B (ready-mixed concrete and sundry building materials). Following is condensed information for each segment for the three months and the nine months ended September 30, 2000 and 1999 (in thousands):

                                           Third Quarter       Year-to-Date
                                           2000     1999      2000     1999
       Sales to Unaffiliated Customers-
         Industry:  Segment A             $16,182  $18,254   $37,355  $38,112
                    Segment B              21,300   17,771    56,773   44,279
       Intersegment Sales-
         Industry:  Segment A              2,905     1,989     7,295     5,507
                    Segment B                -         227       -         323
       Operating Profit-
         Industry:  Segment A              5,185     4,949    11,747     8,696
                    Segment B                230     1,403       655     2,102
       Identifiable Assets-
         Industry:  Segment A                                 45,475    39,393
                    Segment B                                 33,425    25,820

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

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

ASSETS                                                  2 0 0 0      1 9 9 9
CURRENT ASSETS:
  Cash and cash equivalents                           $ 6,313,161  $ 4,782,168
  Short-term investments, at cost which
    approximates market                                 3,995,151   15,834,044
  Receivables, less allowances of $452,000 in 2000
    and $409,000 in 1999 for doubtful accounts         17,353,284    9,850,345
  Inventories, priced at cost which is not in
    excess of market-
    Cost determined by last-in, first-out method-
      Finished cement                                 $ 3,184,066  $ 3,224,596
      Work in process                                   4,765,905    2,763,016
      Building products                                 1,076,540    1,226,697
    Cost determined by first-in, first-out method-
      Fuel, gypsum, paper sacks and other               2,517,440    2,566,098
    Cost determined by average method-
      Operating and maintenance supplies                7,472,452    7,609,733
          Total inventories                           $19,016,403  $17,390,140
  Refundable federal and state income taxes                 -          166,900
  Deferred income taxes                                   415,000      415,000
  Prepaid expenses                                        216,808       34,855
          Total current assets                        $47,309,807  $48,473,452

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and depletion of
  $82,354,779 in 2000 and $78,397,517 in 1999          42,313,409   34,166,683
DEFERRED INCOME TAXES                                   1,425,000    1,750,000
OTHER ASSETS                                            7,064,211    5,601,246
                                                      $98,112,427  $89,991,381


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                    $ 7,399,358  $ 5,041,988
  Accrued liabilities                                   2,518,425    3,595,500
          Total current liabilities                   $ 9,917,783  $ 8,637,488

ACCRUED POSTRETIREMENT BENEFITS                         9,384,142    9,368,746
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES          2,879,588    2,765,235

STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share-
  Authorized 10,000,000 shares, Issued
  2,305,432 shares at 9/30/00 and
  2,285,678 shares at 12/31/99                        $ 5,763,580  $ 5,714,195
Class B capital stock, par value $2.50 per
  share-Authorized 10,000,000 shares, Issued
  1,799,744 shares at 9/30/00 and 1,846,836
  shares at 12/31/99                                    4,499,360    4,617,090
Retained Earnings                                      63,602,974   57,308,627
                                                      $73,865,914  $67,639,912
Plus:  Unrealized holding gain                          2,065,000    1,580,000
          Total stockholders' investment              $75,930,914  $69,219,912
                                                      $98,112,427  $89,991,381

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and the Nine Months Ended September 30, 2000 and 1999

                                For the Three Months Ended   For the Nine Months Ended
                                  Sept. 30,    Sept. 30,       Sept. 30,    Sept. 30,
                                    2000         1999            2000         1999
NET SALES                        $37,481,924  $36,025,222     $94,127,664  $82,391,106

COST OF SALES                     29,767,201   27,813,936      75,316,524   66,196,714

   Gross profit from operations  $ 7,714,723  $ 8,211,286     $18,811,140  $16,194,392

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          2,168,964    1,859,005       6,409,499    5,395,873

   Income from operations          5,545,759  $ 6,352,281     $12,401,641  $10,798,519

OTHER INCOME (EXPENSE):
  Interest income                $   173,964  $   207,436     $   525,240  $   601,234
  Other, net                         119,563     (123,398)          1,341     (304,323)

                                 $   293,527  $    84,038     $   526,581  $   296,911

   Income before taxes on income $ 5,839,286  $ 6,436,319     $12,928,222  $11,095,430

PROVISION FOR TAXES ON INCOME      2,100,000    2,375,000       4,650,000    4,075,000

NET INCOME                       $ 3,739,286  $ 4,061,319     $ 8,278,222  $ 7,020,430

RETAINED EARNINGS, beg. of period 60,776,764   53,344,524      57,308,627   51,492,274

Less cash dividends                  779,984      747,539       1,561,211    1,495,650

Less purchase and retirement
 of treasury stock                   133,092      388,060         422,664      746,810

RETAINED EARNINGS, end of period $63,602,974  $56,270,244     $63,602,974  $56,270,244

BASIC EARNINGS PER SHARE                $.91         $.98           $2.01        $1.69

CASH DIVIDENDS PER SHARE                $.19         $.18            $.38         $.36

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2000 and 1999

                                                                 2000          1999
NET INCOME                                                    $ 8,278,222  $ 7,020,430
UNREALIZED APPRECIATION (DEPRECIATION) ON
  AVAILABLE FOR SALE SECURITIES (Net of deferred
  tax (benefit) expense of $325,000 and $(340,000),
  for 2000 and 1999, respectively)                                485,000     (530,000)
COMPREHENSIVE INCOME                                          $ 8,763,222  $ 6,490,430

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2000 and 1999
                                                         2000         1999
OPERATING ACTIVITIES:
 Net income                                          $  8,278,222  $ 7,020,430
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion                           4,811,391    4,258,868
   Gain on disposal of assets                            (102,897)     (40,657)
   Change in assets and liabilities net of
    effects from purchase of subsidiaries:
     Receivables, net                                  (7,502,939)  (4,255,635)
     Inventories                                       (1,626,263)  (3,465,198)
     Refundable federal and state income taxes            166,900        1,110
     Prepaid expenses                                    (181,953)      17,642
     Deferred income taxes, long-term                     325,000     (340,000)
     Accounts payable and accrued liabilities           2,850,793    2,708,853
     Accrued postretirement benefits                       15,396     (244,672)
     Minority interest in earnings of subsidiaries        124,181      361,748

    Net cash provided by operating activities        $  7,157,831  $ 6,022,489


INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment        $(13,224,474) $(8,109,059)
 Proceeds from disposals of property, plant
  and equipment                                           265,868       65,902
 Payment for purchases of equity investments             (519,341)       -
 (Increase) decrease in other assets                     (355,238)     100,160
 Decrease in short-term investments, net               11,838,893    5,922,555

    Net cash used for investing activities           $ (1,994,292) $(2,020,442)


FINANCING ACTIVITIES:
 Cash dividends                                      $ (3,131,709) $(2,999,634)
 Subsidiaries' dividends paid to minority interest         (9,828)    (140,379)
 Purchase of treasury stock                              (491,009)    (855,440)

    Net cash used for financing activities           $ (3,632,546) $(3,995,453)

Net increase in cash and cash equivalents            $  1,530,993  $     6,594

CASH AND CASH EQUIVALENTS, beginning of year            4,782,168    4,254,795

CASH AND CASH EQUIVALENTS, end of period             $  6,313,161  $ 4,261,389


Interest paid                                             $5,849       $1,313
Income taxes paid                                     $3,633,950   $3,352,693

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY

     The registrant's ability to generate cash adequate to meet its needs has been derived primarily from operations and the maturity of short-term investments. Cash and short-term investments decreased during the first nine months of 2000 primarily due to the increase in receivables and inventories, the purchase of equipment and the payment of dividends.


RESULTS OF OPERATIONS

     Net sales and cost of sales increased 14.2% and 13.8%, respectively, during the first nine months of 2000 as compared to the first nine months of 1999 resulting in a 16.2% improvement in gross profit from operations.

     Cement sales were excellent during both the first three quarters of 2000 and the first three quarters of 1999. Although this segment did not experience significant changes in net sales between years, increased production and lower production costs combined to substantially reduce the cement segment's cost of sales and increased its gross profit from operations by nearly 40%.

     During these same periods, the registrant's ready-mixed concrete and sundry building materials segment increased its net sales by approximately 28%. Expansion of this segment's operations to utilize its concrete products in various construction projects provided the majority of the increase in net sales. An increase in the total volume of ready-mixed concrete sold also contributed to the increase in net sales for this segment; however, the registrant experienced decreases in ready-mixed concrete sales in some market areas. As expected, those market areas with declining sales experienced a reduction in gross profit due to fixed costs being spread over fewer units. This, combined with additional expenses incurred in the process of upgrading some of the registrant's ready-mixed concrete facilities and weather delays creating unusual expenses in the production and installation of concrete products, resulted in a decrease in gross profit from operations for this business segment.

	Despite decreasing cement sales to unaffiliated customers in the third quarter of 2000 as compared to the third quarter of 1999, the registrant's cement segment increased its gross profit from operations by approximately 10%. Increased production, along with lower production costs, were the primary factors contributing to the increase in this segment's gross profit from operations.

     The ready-mixed concrete and sundry building materials segment experienced an overall increase in net sales during the third quarter of 2000 as compared to the third quarter of 1999, even though net sales decreased in some market areas serviced by this segment. Increases in ready-mixed concrete and sundry building materials segment's cost of sales resulted in a decrease in gross profit from operations for the third quarter of 2000 as compared to the third quarter of 1999. Cost of sales and profit margins were adversely affected by factors similar to those affecting year-to-date operations.

     On a consolidated basis, the registrant's net sales increased 4.0% for the third quarter of 2000 as compared to the third quarter of 1999. During these same periods, cost of sales increased 7.0% resulting in a 6.0% decrease in gross profit from operations.


SEASONALITY

     The registrant's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.








                         PART  II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)	There are no exhibits required to be filed for the quarter ended
September 30, 2000.

         (b)	There were no reports required to be filed on Form 8-K during the quarter July 1, 2000 to September 30, 2000, inclusive, for which this Form 10-Q is being filed.








                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date     November 13, 2000                 /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Vice Chairman of the Board



Date     November 13, 2000                 /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer