Form 10-K
period 2000-12-31
MONARCH CEMENT CO
filed 2001-03-12
CIK 67517

FORM 10-K
                      Securities and Exchange Commission
                           Washington, D.C.  20549

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2000
                                      OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

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

Registrant's telephone number, including area code: 620-473-2222 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
Title of Class:  Capital Stock, par value $2.50 per share
                 Class B Capital Stock, par value $2.50 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X      No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the average bid and ask prices of such shares on March 5, 2001, was $54,720,118.

As of March 5, 2001, the registrant had outstanding 2,290,837 shares of Capital Stock, par value $2.50 per share, and 1,769,459 shares of Class B Capital Stock, par value $2.50 per share.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) the registrant's annual report to stockholders for the year ended December 31, 2000 - Parts I, II and IV of Form 10-K and (2) the registrant's definitive proxy statement prepared in connection with the annual meeting of stockholders to be held on April 11, 2001 - Part III of Form 10-K.

                                    PART I

Item 1.   Business

          Reference is hereby made to pages 4, 5 and 16 of registrant's 2000 annual report to stockholders (filed herewith as Exhibit 13) for a description of registrant's business, including information regarding industry segments. Such information is hereby incorporated herein by reference. In addition, registrant submits the following information:

          The registrant did not introduce any new products nor begin to do business in a new industry segment during 2000.

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

          It is necessary for the registrant to invest a significant portion of its working capital in inventories. At December 31, 2000 the registrant had inventories as follows:

              Cement . . . . . . . . . . . . . . . $ 3,675,351
              Work in process. . . . . . . . . . .   4,373,014
              Fuel, gypsum and other materials . .   3,518,554
              Operating and maintenance supplies .   9,458,554
                        Total. . . . . . . . . . . $21,025,473

          The registrant is heavily dependent upon the construction industry and is directly affected by the level of activity in that industry. However, no customer accounted for 10% or more of the registrant's consolidated net revenue during 2000, 1999 or 1998.

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

          At December 31, 2000, the Company and its subsidiaries employed approximately 600 hourly (production) employees and 120 salaried employees, which included plant supervisory personnel, sales and executive staff.

          All of the registrant's operations and sales are in one geographic area.


Item 2.   Properties

          The registrant's corporate offices and cement plant, including equipment and raw materials are located at Humboldt, Kansas, approximately 110 miles southwest of Kansas City, Missouri. The registrant owns approximately 4,300 acres of land on which the Humboldt plant, offices and all essential raw materials are located. Raw material reserves are estimated to be sufficient to maintain operations at this plant's present capacity for more than 50 years. This plant has a present annual capacity of 725,000 tons of cement. The registrant believes that this plant and equipment are suitable and adequate for its current level of operations; however, due to recent and projected market demands, the registrant has been aggressively updating its equipment to improve efficiency and increase capacity. Reference is hereby made to page 1 of registrant's 2000 annual report to stockholders (filed herewith as Exhibit 13) for a description of the registrant's capital resources and expansion plans. Such information is hereby incorporated herein by reference.

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


Item 3.   Legal Proceedings

          The registrant was not a party to any material legal proceedings during 2000.


Item 4.   Submission of Matters to a Vote of Security Holders

          The registrant did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.



                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 5 of the registrant's 2000 annual report to stockholders.


Item 6.   Selected Financial Data

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 1 of the registrant's 2000 annual report to stockholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 1 through 4 of the registrant's 2000 annual report to stockholders.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          The registrant is exposed to various market risks, including equity investment prices. The registrant has $3,700,000 of equity securities as of December 31, 2000. These investments are not hedged and are exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $220,000 effect on comprehensive income.


Item 8.   Financial Statements and Supplementary Data

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 6 through 17 of the registrant's 2000 annual report to stockholders.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant


          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 3 through 5 of the registrant's definitive proxy statement prepared in connection with its 2001 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.


Item 11.  Executive Compensation

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 7 through 10 (except for the information set forth under the heading "Board of Directors' Report on Executive Compensation" which is expressly excluded from such incorporation) of the registrant's definitive proxy statement prepared in connection with its 2001 annual meeting of stockholders pursuant to regulation 14A and previously filed with the Commission.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 6 and 7 of the registrant's definitive proxy statement prepared in connection with its 2001 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.


Item 13.  Certain Relationships and Related Transactions

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 8 of the registrant's definitive proxy statement prepared in connection with its 2001 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          Financial Statements
          The report of Independent Public Accountants; the Consolidated Balance Sheets--December 31, 2000 and 1999; the Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998; the Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998; the Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 2000, 1999 and 1998; the Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998; and the Notes to Consolidated Financial Statements are incorporated by reference in Item 8 to this report from the registrant's 2000 annual report to stockholders on pages 6 through 17.

          Supporting Schedules
          Schedule II -- Valuation and Qualifying Accounts

          Exhibits
          3(i) Articles of Incorporation. (Filed with the registrant's annual report on Form 10-K for the year ended December 31, 1994 (File No. 0-2757) as Exhibit 3(i) and incorporated herein by reference.)
          3(ii)  By-laws.  (Filed with the registrant's annual report on Form 10-K for the year ended December 31, 1994
                 (File No. 0-2757) as Exhibit 3(ii) and incorporated
                 herein by reference.)
          13     2000 Annual Report to Stockholders.
          21     Subsidiaries of the Registrant.

          Form 8-K

          There were no Form 8-K reports required to be filed during the last quarter of 2000.

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

                       Date:     March 12, 2001


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

Date:       March 12, 2001                Date:       March 12, 2001


By:  /s/ Robert M. Kissick                By:  /s/ Walter H. Wulf, Jr.
     Robert M. Kissick                         Walter H. Wulf, Jr.
     Director                                  President, Principal Executive
                                               Officer and Director

Date:       March 12, 2001                Date:       March 12, 2001



By:  /s/ Richard N. Nixon                 By:  /s/ Lyndell G. Mosley
     Richard N. Nixon                          Lyndell G. Mosley, CPA
     Director                                  Assistant Secretary-Treasurer
                                               Chief Financial Officer

Date:       March 12, 2001                Date:       March 12, 2001


By:  /s/ Byron J. Radcliff                By:  /s/ Debra P. Roe
     Byron J. Radcliff                         Debra P. Roe, CPA
     Director                                  Principal Accounting Officer

Date:       March 12, 2001                Date:       March 12, 2001

                                                             ARTHUR ANDERSEN




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of The Monarch Cement Company

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in The Monarch Cement Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated
February 16, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP


Kansas City, Missouri,
February 16, 2001

                         THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                       SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         FOR THE THREE YEARS ENDED DECEMBER 31, 2000



                                                  Additions
                                      Balance at  Charged to  Deduction    Balance
                                      Beginning   Costs and      from      at End
            Description               of Period    Expenses    Reserves   of Period
                                                                 (1)
For the Year Ended December 31, 2000:
  Reserve for doubtful accounts        $409,000    $ 78,000    $112,000    $375,000


For the Year Ended December 31, 1999:
  Reserve for doubtful accounts        $412,000    $104,000    $107,000    $409,000


For the Year Ended December 31, 1998:
   Reserve for doubtful accounts       $477,000    $ 82,000    $147,000    $412,000



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

 13              2000 Annual Report to Stockholders.

 21              Subsidiaries of the Registrant.