Form 10-Q
period 2001-03-31
MONARCH CEMENT CO
filed 2001-05-15
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2001

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

                                (620) 473-2222
             (Registrant's telephone number, including area code)


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

YES  X      NO

     As of   May 11, 2001   , the Registrant had outstanding  2,294,741
shares of Capital Stock, par value $2.50 per share and 1,758,187 shares of Class B Capital Stock, par value $2.50 per share.

                       PART  I.   FINANCIAL INFORMATION

                NOTES TO THE SECURITIES AND EXCHANGE COMMISSION
                    REPORT FORM 10-Q FOR THE QUARTER ENDED
                                  March 31, 2001


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
of the consolidated financial statements included in the registrant's annual report on Form 10-K for the fiscal year ended December 31, 2000.

3.	Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,071,575 and 4,126,742 in the first quarter of 2001 and 2000, respectively.

4. The registrant groups its operations into two business segments - Industry Segment A (cement manufacturing) and Industry Segment B (ready-mixed concrete and sundry building materials). Following is condensed information for each segment for the quarters ended March 31, 2001 and 2000:

                                                      2001      2000
                                                      (In Thousands)
          Sales to Unaffiliated Customers-
            Industry:           Segment A            $ 5,953   $ 7,102
                                Segment B             14,040    15,287
          Intersegment Sales-
            Industry:           Segment A              1,736     1,719
                                Segment B                  4       -
          Operating Profit-
            Industry:           Segment A              1,114     1,262
                                Segment B             (1,706)      313
          Identifiable Assets-
            Industry:           Segment A             61,479    42,148
                                Segment B             35,642    28,842

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

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000

ASSETS                                                 2 0 0 1       2 0 0 0
CURRENT ASSETS:
  Cash and cash equivalents                          $  1,704,055  $ 9,451,281
  Short-term investments, at cost which
    approximates market                                   510,231    2,543,286
  Receivables, less allowances of $395,000 in 2001
    and $375,000 in 2000 for doubtful accounts         14,096,479    8,430,945
  Inventories, priced at cost which is not in
    excess of market-
    Cost determined by last-in, first-out method-
      Finished cement                                $  5,821,885  $ 3,675,351
      Work in process                                   6,701,265    4,373,014
      Building products                                 1,266,395    1,250,120
    Cost determined by first-in, first-out method-
      Fuel, gypsum, paper sacks and other               3,699,403    2,268,434
    Cost determined by average method-
      Operating and maintenance supplies                8,525,838    9,458,554
          Total inventories                          $ 26,014,786  $21,025,473
  Refundable federal and state income taxes             1,280,000    1,200,000
  Deferred income taxes                                   450,000      415,000
  Prepaid expenses                                        398,451       63,031
          Total current assets                       $ 44,454,002  $43,129,016

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and depletion of
  $85,455,961 in 2001 and $83,666,552 in 2000          56,611,534   45,809,748
DEFERRED INCOME TAXES                                   1,990,000    2,430,000
OTHER ASSETS                                            5,984,777    4,862,955
                                                     $109,040,313  $96,231,719


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                   $  8,100,428  $ 5,452,004
  Accrued liabilities                                   3,178,474    4,725,998
          Total current liabilities                  $ 11,278,902  $10,178,002

ACCRUED POSTRETIREMENT BENEFITS                         8,437,604    8,397,620
LONG-TERM DEBT                                         12,195,504        -
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES          2,576,711    2,346,663

STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share-
  Authorized 10,000,000 shares, Issued
  2,291,170 shares at 3/31/2001 and
  2,312,547 shares at 12/31/2000                     $  5,727,925  $ 5,781,368
Class B capital stock, par value $2.50 per
  share-Authorized 10,000,000 shares, Issued
  1,766,856 shares at 3/31/2001 and 1,788,349
  shares at 12/31/2000                                  4,417,140    4,470,872
Retained Earnings                                      63,316,527   64,117,194
Accumulated other comprehensive income                  1,090,000      940,000
          Total stockholders' investment             $ 74,551,592  $75,309,434
                                                     $109,040,313  $96,231,719

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
For the Three Months Ended March 31, 2001 and 2000

                                                      2001           2000
NET SALES                                          $19,993,638    $22,388,688

COST OF SALES                                       18,260,536     18,784,452

    Gross profit from operations                   $ 1,733,102    $ 3,604,236

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         2,325,457      2,028,883

    Income (loss) from operations                  $  (592,355)   $ 1,575,353

OTHER INCOME (EXPENSE):
  Interest income                                  $    59,765    $   249,053
  Other, net                                           296,941       (157,629)
                                                   $   356,706    $    91,424

    Income (loss) before taxes on income           $  (235,649)   $ 1,666,777

PROVISION FOR (BENEFIT FROM) TAXES ON INCOME           (80,000)       600,000

NET INCOME (LOSS)                                  $  (155,649)   $ 1,066,777

RETAINED EARNINGS, beginning of period              64,117,194     57,308,627

Less purchase and retirement of treasury stock         645,018        141,366

RETAINED EARNINGS, end of period                   $63,316,527    $58,234,038

Basic earnings (loss) per share                          $(.04)          $.26

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2001 and 2000

                                                       2001         ,2000 ,
NET INCOME (LOSS)                                   $ (155,649)   $1,066,777
UNREALIZED APPRECIATION (DEPRECIATION)
  ON AVAILABLE FOR SALE SECURITIES (Net
  of deferred tax expense (benefit) of
  $100,000 and $(10,000) for 2001 and
  2000, respectively)                                  150,000       (20,000)
COMPREHENSIVE INCOME (LOSS)                         $   (5,649)   $1,046,777

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2001 and 2000

                                                       2001         2000
OPERATING ACTIVITIES:
Net income (loss)                                  $   (155,649) $ 1,066,777
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and depletion                          1,719,596    1,437,130
  Gain on disposal of assets                            (75,903)      (5,574)
  Change in assets and liabilities:
   Receivables, net                                  (5,267,272)  (4,178,112)
   Inventories                                       (3,948,766)  (3,546,717)
   Refundable federal and state income taxes            (80,000)       -
   Prepaid expenses                                    (289,619)    (319,994)
   Deferred income taxes                                100,000      (10,000)
   Accounts payable, notes payable and
    accrued liabilities                                 987,769      822,362
   Accrued postretirement benefits                       39,984      (48,230)
   Accrued pension expense                              (40,338)       -
   Minority interest in earnings of subsidiaries       (281,138)     165,432
  Net cash used for operating activities           $ (7,291,336) $(4,616,926)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment       $(10,803,383) $(2,941,469)
Business acquisition                                 (1,040,400)       -
Proceeds from disposals of property, plant
 and equipment                                          103,610        6,500
Payment for purchases of equity investments            (463,177)    (519,341)
Increase in other assets                                (97,111)     (34,772)
Decrease in short-term investments, net               2,041,618    7,879,992
  Net cash provided by investing activities        $(10,258,843) $ 4,390,910

FINANCING ACTIVITIES:
Increase in long-term debt                         $ 12,195,504  $     -
Cash dividends                                       (1,640,358)  (1,569,282)
Purchase of treasury stock                             (752,193)    (161,968)
  Net cash used for financing activities           $  9,802,953  $(1,731,250)

Net decrease in cash and cash equivalents          $ (7,747,226) $(1,957,266)

CASH AND CASH EQUIVALENTS, beginning of year          9,451,281    4,782,168

CASH AND CASH EQUIVALENTS, end of period           $  1,704,055  $ 2,824,902


Interest paid                                          $ 55,201     $   -
Income taxes paid                                      $   -        $103,725

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

     The registrant's ability to generate cash adequate to meet its needs has been derived primarily from operations and the maturity of short-term investments. Cash and short-term investments decreased during the first quarter of 2001 primarily due to increases in receivables and inventories and the purchase of equipment. The registrant generally produces additional inventory during this quarter in anticipation of sales volume in excess of production capabilities during the summer and early fall.
	In January 2001, the registrant entered into an unsecured credit commitment with the Bank of Oklahoma N.A. This commitment consists of a $30,000,000 advancing term loan maturing December 31, 2005 and a $5,000,000 line of credit maturing December 31, 2002 with floating interest rates based on Chase Manhattan Bank prime rate less 1.25%. These loans are being utilized to help finance the expansion project currently underway at the registrant's cement manufacturing facility. The registrant believes its internal and external capital resources are adequate to meet its foreseeable capital expenditure requirement and liquidity needs.

RESULTS OF OPERATIONS

     Net sales for the first quarter of 2001 decreased 11% as compared to the first quarter of 2000 primarily due to decreases in volume of cement and ready-mixed concrete sold. Wet, cold weather during the first quarter of 2001 slowed construction projects, decreasing sales of both cement and ready-mixed concrete. In contrast, during the first quarter of 2000, mild, dry weather allowed construction projects to proceed.
     While net sales decreased 11% for the first quarter of 2001 as compared to the first quarter of 2000, cost of sales decreased only 3% resulting in a 46% decrease in gross profit as a percent of sales. This decrease in gross profit as a percent of sales is primarily due to the decrease in volume sold.

SEASONALITY

     The registrant's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.

                         PART  II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)	There are no exhibits required to be filed for the quarter ended
March 31, 2001.

         (b)	There were no reports required to be filed on Form 8-K during the quarter January 1, 2001 to March 31, 2001, inclusive, for which this Form 10-Q is being filed.




                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)


Date       May 14, 2001                     /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Chairman of the Board


Date       May 14, 2001                     /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer