Form 10-Q
period 2001-06-30
MONARCH CEMENT CO
filed 2001-08-15
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2001

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

YES  X      NO

     As of   August 8, 2001 , the Registrant had outstanding 2,311,307  shares of Capital Stock, par value $2.50 per share and 1,739,121 shares of Class B Capital Stock, par value $2.50 per share.

                       PART  I.   FINANCIAL INFORMATION

                NOTES TO THE SECURITIES AND EXCHANGE COMMISSION
                    REPORT FORM 10-Q FOR THE QUARTER ENDED
                                June 30, 2001


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

3.	Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,052,830 and 4,118,749 in the second quarter of 2001 and 2000, respectively, and 4,062,151 and 4,122,746 in the first six months of 2001 and 2000, respectively.

4. The registrant groups its operations into two business segments - Industry Segment A (cement manufacturing) and Industry Segment B (ready-mixed concrete and sundry building materials). Following is condensed information for each segment for the three months and the six months ended June 30, 2001 and 2000 (in thousands):

                                       Three Months Ended   Six Months Ended
                                       June 30,  June 30,  June 30,  June 30,
                                         2001      2000      2001      2000
     Sales to Unaffiliated Customers-
       Industry:           Segment A   $14,934   $15,834   $21,879   $24,339
                           Segment B    19,588    20,186    33,628    35,473
     Intersegment Sales-
       Industry:           Segment A     2,989     2,671     4,725     4,390
                           Segment B         6       -          10       -
     Operating Profit-
       Industry:           Segment A     2,924     5,300     4,038     6,562
                           Segment B       474       (19)   (1,232)      294
     Identifiable Assets-
       Industry:           Segment A    75,235    47,124    75,235    47,124
                           Segment B    36,633    28,205    36,633    28,205
     Corporate Assets-                  13,375    20,903    13,375    20,903

5. Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Except for the historical information contained herein, the statements made in this report on Form 10-Q are forward-looking statements that involve risks and uncertainties. The words "should", "expect", "anticipate", "believe", "intend", "may", "hope", "forecast" and similar expressions may identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may affect the actual results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: general economic and business conditions; competition; raw material and other operating costs; costs of capital equipment; changes in business strategy or expansion plans; and demand for the registrant's products.

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000

ASSETS                                                 2 0 0 1       2 0 0 0
CURRENT ASSETS:
  Cash and cash equivalents                          $  3,027,748  $ 9,451,281
  Short-term investments, at cost which
    approximates market                                     7,013    2,543,286
  Receivables, less allowances of $403,000 in 2001
    and $375,000 in 2000 for doubtful accounts         17,116,844    8,430,945
  Inventories, priced at cost which is not in
    excess of market-
    Cost determined by last-in, first-out method-
      Finished cement                                $  4,285,067  $ 3,675,351
      Work in process                                   5,416,692    4,373,014
      Building products                                 1,198,114    1,250,120
    Cost determined by first-in, first-out method-
      Fuel, gypsum, paper sacks and other               3,634,901    2,268,434
    Cost determined by average method-
      Operating and maintenance supplies                8,047,905    9,458,554
          Total inventories                          $ 22,582,679  $21,025,473
  Refundable federal and state income taxes             1,200,000    1,200,000
  Deferred income taxes                                   450,000      415,000
  Prepaid expenses                                        327,781       63,031
          Total current assets                       $ 44,712,065  $43,129,016

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and depletion of
  $86,975,918 in 2001 and $83,666,552 in 2000          71,840,385   45,809,748
DEFERRED INCOME TAXES                                   1,835,000    2,430,000
OTHER ASSETS                                            6,856,008    4,862,955
                                                     $125,243,458  $96,231,719

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                   $  8,490,308  $ 5,452,004
  Accrued liabilities                                   4,326,799    4,725,998
          Total current liabilities                  $ 12,817,107  $10,178,002

ACCRUED POSTRETIREMENT BENEFITS                         8,544,212    8,397,620
LONG-TERM DEBT                                         25,147,391        -
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES          2,634,373    2,346,663

STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share-
  Authorized 10,000,000 shares, Issued
  2,306,281 shares at 6/30/2001 and
  2,312,547 shares at 12/31/2000                     $  5,765,703  $ 5,781,368
Class B capital stock, par value $2.50 per
  share-Authorized 10,000,000 shares, Issued
  1,744,147 shares at 6/30/2001 and 1,788,349
  shares at 12/31/2000                                  4,360,368    4,470,872
Retained Earnings                                      64,659,304   64,117,194
Accumulated other comprehensive income                  1,315,000      940,000
          Total stockholders' investment             $ 76,100,375  $75,309,434
                                                     $125,243,458  $96,231,719

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and the Six Months Ended June 30, 2001 and 2000

                                For the Three Months Ended    For the Six Months Ended
                                  June 30,     June 30,        June 30,     June 30,
                                    2001         2000            2001         2000
NET SALES                        $34,521,865  $36,020,018     $55,506,666  $59,811,825

COST OF SALES                     28,615,516   28,527,837      47,867,215   48,715,408

   Gross profit from operations  $ 5,906,349  $ 7,492,181     $ 7,639,451  $11,096,417

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          2,507,933    2,211,652       4,833,390    4,240,535

   Income from operations          3,398,416  $ 5,280,529     $ 2,806,061  $ 6,855,882

OTHER INCOME (EXPENSE):
  Interest income                $   180,482  $   102,223     $   240,247  $   351,276
  Other, net                        (235,706)      39,407          61,235     (118,222)

                                 $   (55,224) $   141,630     $   301,482  $   233,054

   Income before taxes on income $ 3,343,192  $ 5,422,159     $ 3,107,543  $ 7,088,936

PROVISION FOR TAXES ON INCOME      1,080,000    1,950,000       1,000,000    2,550,000

NET INCOME                       $ 2,263,192  $ 3,472,159     $ 2,107,543  $ 4,538,936

RETAINED EARNINGS, beg. of period 63,316,527   58,234,038      64,117,194   57,308,627

Less cash dividends                  802,466      781,227         802,466      781,227

Less purchase and retirement
 of treasury stock                   117,949      148,206         762,967      289,572

RETAINED EARNINGS, end of period $64,659,304  $60,776,764     $64,659,304  $60,776,764

BASIC EARNINGS PER SHARE                $.56         $.84            $.52         $1.10

CASH DIVIDENDS PER SHARE                $.20         $.19            $.20          $.19

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2001 and 2000

                                For the Three Months Ended    For the Six Months Ended
                                  June 30,     June 30,        June 30,     June 30,
                                    2001         2000            2001          2000
NET INCOME                       $ 2,263,192  $ 3,472,159     $ 2,107,543  $ 4,538,936
UNREALIZED APPRECIATION
  (DEPRECIATION) ON AVAILABLE
  FOR SALE SECURITIES (Net of
  deferred tax expense (benefit)
  of $155,000, $(105,000),
  $255,000 and $(115,000),
  respectively)                      225,000     (160,000)        375,000     (180,000)
COMPREHENSIVE INCOME             $ 2,488,192  $ 3,312,159     $ 2,482,543  $ 4,358,936

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000
                                                         2001         2000
OPERATING ACTIVITIES:
 Net income                                          $  2,107,543  $ 4,538,936
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion                           3,580,372    2,996,496
   Gain on disposal of assets                            (131,378)     (20,771)
   Change in assets and liabilities, net of
    acquisitions:
     Receivables, net                                  (8,287,637)  (5,320,258)
     Inventories                                         (516,659)  (3,889,516)
     Refundable federal and state income taxes              -          166,900
     Prepaid expenses                                    (218,949)    (384,487)
     Deferred income taxes                                255,000     (115,000)
     Accounts payable, notes payable and
      accrued liabilities                               2,525,974    2,609,521
     Accrued postretirement benefits                      146,592      (64,545)
     Accrued pension expense                              (80,682)       -
     Minority interest in earnings of subsidiaries       (212,419)     176,793

    Net cash from operating activities               $   (832,243) $   694,069

INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment        $(27,922,201) $(9,013,024)
 Business acquisition                                  (1,040,400)       -
 Proceeds from disposals of property, plant
  and equipment                                           188,276       51,783
 Payment for purchases of equity investments             (918,841)    (519,341)
 (Increase) decrease in other assets                     (247,334)     128,558
 Decrease in short-term investments, net
  of acquisitions                                       2,544,836   10,340,012

    Net cash from investing activities               $(27,395,664) $   987,988

FINANCING ACTIVITIES:
 Proceeds from long-term debt                        $ 25,147,391  $     -
 Cash dividends                                        (2,442,824)  (2,351,725)
 Subsidiaries' dividends paid to minority interest        (11,057)      (9,828)
 Purchase of treasury stock                              (889,136)    (335,414)

    Net cash from financing activities               $ 21,804,374  $(2,696,967)

Net decrease in cash and cash equivalents            $ (6,423,533) $(1,014,910)

CASH AND CASH EQUIVALENTS, beginning of year            9,451,281    4,782,168

CASH AND CASH EQUIVALENTS, end of period             $  3,027,748  $ 3,767,258


Cash interest paid                                       $316,376         $992
Cash income taxes paid                                   $(11,000)  $1,040,241

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY

     The registrant's ability to generate cash adequate to meet its needs has been derived primarily from bank loans and the maturity of short-term investments. Cash and short-term investments decreased during the first half of 2001 primarily due to increases in receivables, the purchase of equipment and the payment of dividends.
     In January 2001, the registrant entered into an unsecured credit commitment with a bank. This commitment consists of a $30,000,000 advancing term loan maturing December 31, 2005 and a $5,000,000 line of credit maturing December 31, 2002 with floating interest rates based on Chase Manhattan Bank prime rate less 1.25%. As of June 30, 2001, the registrant had borrowed $25,147,391 on these loans. These loans are being utilized to help finance the expansion project currently underway at the registrant's cement manufacturing facility. The registrant is negotiating with the bank for additional financing to supplement its current internal and external capital resources. Although it is too early to determine the outcome of these negotiations, this financing is intended to enable the registrant to proceed with additional capital improvements and to invest in other business opportunities.

RESULTS OF OPERATIONS

     Net sales for the first six months of 2001 decreased 7% as compared to the first six months of 2000. Wet weather in the registrant's market area during the first half of 2001 slowed construction projects, decreasing sales of both cement and ready-mixed concrete. In contrast, during the first half of 2000, mild, dry weather allowed construction projects to proceed.
     While net sales decreased 7% for the first half of 2001 as compared to the first half of 2000, cost of sales decreased only 2% resulting in a 25% decrease in gross profit as a percent of sales. This decrease in gross profit as a percent of sales is primarily due to the decrease in volume sold.
     During the first half of 2001, the registrant continued with its upgrading and plant expansion projects. As projects neared completion, it was necessary to shut down major pieces of equipment to complete the tie-ins from one production process to the next. The resulting decrease in production and corresponding increase in production costs also contributed to the decrease in gross profit.
     During the second quarter of 2001, wet weather in the registrant's market area delayed construction projects. In contrast, during the second quarter of 2000, mild, dry weather allowed construction projects to proceed. As a result, net sales decreased 4% for the second quarter of 2001 as compared to the second quarter of 2000. Whereas net sales decreased, cost of sales did not change significantly resulting in an 18% decrease in gross profit as a percent of sales. This decrease in gross profit as a percent of sales is primarily due to the decrease in volume sold and the additional costs incurred during the expansion project.

RECLASSIFICATIONS

     Certain reclassifications have been made to the 2000 financial statements to conform with the current year presentation.

PENDING ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) recently issued FASB 143, Accounting for Asset Retirements. The registrant has not evaluated the impact of FASB 143, so it is not known what, if any, impact this new rule may have on the registrant's financial statements. The registrant currently expects to adopt this new rule in January 2003.


 SEASONALITY

     The registrant's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.


                         PART  II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
     At the annual meeting of the stockholders of The Monarch Cement Company held on April 11, 2001, the stockholders elected four Class III Directors, namely, Jack R. Callahan, Ronald E. Callaway, Robert M. Kissick, and Byron K. Radcliff to serve terms expiring at the annual meeting of stockholders in 2004. Class I Directors, namely, David L. Deffner, Gayle C. McMillen, and Richard N. Nixon, and Class II Directors, namely, Byron J. Radcliff, Michael
R. Wachter, Walter H. Wulf, Jr, and Walter H. Wulf, III, continue to serve terms expiring at the annual meetings of stockholders in 2002 and 2003, respectively.

     The following is a summary of votes cast.

                                               Withhold       Abstentions/
                                               Authority/        Broker
                                   For          Against        Non-votes
         Jack R. Callahan       17,120,713      197,839           N/A
         Ronald E. Callaway     17,233,318       85,234           N/A
         Robert M. Kissick      17,231,762       86,790           N/A
         Byron K. Radcliff      17,231,762       86,790           N/A

Item 6.  Exhibits and Reports on Form 8-K

         (a)	There are no exhibits required to be filed for the quarter ended
June 30, 2001.

         (b)	There were no reports required to be filed on Form 8-K during the quarter April 1, 2001 to June 30, 2001, inclusive, for which this Form 10-Q is being filed.






                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date     August 14, 2001                   /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Chairman of the Board



Date     August 14, 2001                   /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer