Form 10-Q
period 2001-09-30
MONARCH CEMENT CO
filed 2001-11-14
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2001, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________________ to ___________________.

Commission file number:  0-2757

                          THE MONARCH CEMENT COMPANY
            (Exact name of registrant as specified in its charter)

            KANSAS                                      48-0340590
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

    P.O. BOX 1000, HUMBOLDT, KANSAS                     66748-1000
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (620) 473-2222


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

                           YES  [X]      NO [ ]

As of November 7, 2001, there were 2,295,592 shares of Capital Stock, par value $2.50 per share outstanding and 1,731,366 shares of Class B Capital Stock, par value $2.50 per share outstanding.


PART  I - FINANCIAL INFORMATION

The condensed financial statements included in this report have been prepared by our Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Our Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Company's most recent annual report on Form 10-K.

Item 1.  Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 2001 and December 31, 2000

ASSETS                                                  2 0 0 1      2 0 0 0
CURRENT ASSETS:
  Cash and cash equivalents                          $  2,775,269  $ 9,451,281
  Short-term investments, at cost which
    approximates market                                     4,624    2,543,286
  Receivables, less allowances of $400,000 in 2001
    and $375,000 in 2000 for doubtful accounts         18,522,980    8,430,945
  Inventories, priced at cost which is not in
    excess of market-
    Cost determined by last-in, first-out method-
      Finished cement                                $  1,275,963  $ 3,675,351
      Work in process                                   3,549,812    4,373,014
      Building products                                 1,202,545    1,250,120
    Cost determined by first-in, first-out method-
      Fuel, gypsum, paper sacks and other               3,711,434    2,268,434
    Cost determined by average method-
      Operating and maintenance supplies                8,772,447    9,458,554
          Total inventories                          $ 18,512,201  $21,025,473
  Refundable federal and state income taxes             1,300,000    1,200,000
  Deferred income taxes                                   450,000      415,000
  Prepaid expenses                                        276,641       63,031
          Total current assets                       $ 41,841,715  $43,129,016

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and depletion of
  $89,623,612 in 2001 and $83,666,552 in 2000          78,579,979   45,809,748
DEFERRED INCOME TAXES                                   2,055,000    2,430,000
OTHER ASSETS                                            7,662,872    4,862,955
                                                     $130,139,566  $96,231,719


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                   $  6,408,767  $ 5,452,004
  Accrued liabilities                                   4,507,320    4,725,998
          Total current liabilities                  $ 10,916,087  $10,178,002

ACCRUED POSTRETIREMENT BENEFITS                         8,637,266    8,397,620
LONG-TERM DEBT                                         29,890,112        -
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES          2,706,743    2,346,663

STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share-
  Authorized 10,000,000 shares, Issued
  2,295,377 shares at 9/30/2001 and
  2,312,547 shares at 12/31/2000                     $  5,738,443  $ 5,781,368
Class B capital stock, par value $2.50 per share,
  supervoting rights of ten votes per share,
  restricted transferability, convertible at all
  times into Capital Stock on a share-for-share
  basis - Authorized 10,000,000 shares, Issued
  1,737,381 shares at 9/30/2001 and 1,788,349
  shares at 12/31/2000                                  4,343,453    4,470,872
Retained Earnings                                      66,912,462   64,117,194
Accumulated other comprehensive income                    995,000      940,000
          Total stockholders' investment             $ 77,989,358  $75,309,434
                                                     $130,139,566  $96,231,719


THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and the Nine Months Ended September 30, 2001 and 2000

                                For the Three Months Ended   For the Nine Months Ended
                                  Sept. 30,    Sept. 30,       Sept. 30,    Sept. 30,
                                    2001         2000            2001         2000
NET SALES                        $40,341,640  $39,295,624     $95,848,306  $99,107,449

COST OF SALES                     33,390,245   31,580,901      81,257,460   80,296,309

   Gross profit from operations  $ 6,951,395  $ 7,714,723     $14,590,846  $18,811,140

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          2,459,345    2,168,964       7,292,735    6,409,499

   Income from operations          4,492,050  $ 5,545,759     $ 7,298,111  $12,401,641

OTHER INCOME (EXPENSE):
  Interest income                $   114,371  $   173,964     $   354,618  $   525,240
  Other, net                         348,513      119,563         409,748        1,341

                                 $   462,884  $   293,527     $   764,366  $   526,581

   Income before taxes on income $ 4,954,934  $ 5,839,286     $ 8,062,477  $12,928,222

PROVISION FOR TAXES ON INCOME      1,600,000    2,100,000       2,600,000    4,650,000

NET INCOME                       $ 3,354,934  $ 3,739,286     $ 5,462,477  $ 8,278,222

RETAINED EARNINGS, beg. of period 64,659,304   60,776,764      64,117,194   57,308,627

Less cash dividends                  809,951      779,984       1,612,417    1,561,211

Less purchase and retirement
 of treasury stock                   291,825      133,092       1,054,792      422,664

RETAINED EARNINGS, end of period $66,912,462  $63,602,974     $66,912,462  $63,602,974

BASIC EARNINGS PER SHARE                $.83         $.91           $1.35        $2.01

CASH DIVIDENDS PER SHARE                $.20         $.19            $.40         $.38

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and the Nine Months Ended September 30, 2001 and 2000

                                For the Three Months Ended   For the Nine Months Ended
                                  Sept. 30,    Sept. 30,       Sept. 30,    Sept. 30,
                                    2001         2000            2001         2000
NET INCOME                       $ 3,354,934  $ 3,739,286     $ 5,462,477  $ 8,278,222
UNREALIZED APPRECIATION
  (DEPRECIATION) ON AVAILABLE
  FOR SALE SECURITIES (Net of
  deferred tax expense (benefit)
  of $(220,000), $440,000,
  $35,000 and $325,000,
  respectively)                     (320,000)     665,000          55,000      485,000
COMPREHENSIVE INCOME             $ 3,034,934  $ 4,404,286     $ 5,517,477  $ 8,763,222

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2000
                                                         2001          2000
OPERATING ACTIVITIES:
 Net income                                          $  5,462,477  $  8,278,222
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion                           6,352,925     4,811,391
   Gain on disposal of assets                            (154,198)     (102,897)
   Realized gain on sale of other investments             (99,088)        -
   Change in assets and liabilities:
     Receivables, net                                  (9,693,773)   (7,502,939)
     Inventories                                        3,553,819    (1,626,263)
     Refundable federal and state income taxes           (100,000)      166,900
     Prepaid expenses                                    (167,809)     (181,953)
     Deferred income taxes, long-term                      35,000       325,000
     Accounts payable and accrued liabilities             624,954     2,850,793
     Accrued postretirement benefits                      239,646        15,396
     Accrued pension expense                              (80,682)        -
     Minority interest in earnings of subsidiaries       (140,049)      124,181

    Net cash provided by operating activities        $  5,833,222  $  7,157,831

INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment        $(37,525,961) $(13,224,474)
 Business acquisition                                  (1,040,400)        -
 Proceeds from disposals of property, plant
  and equipment                                           302,709       265,868
 Payment for purchases of equity investments           (2,356,088)     (519,341)
 Proceeds from disposals of equity investments            229,315         -
 Increase in other assets                                 (67,178)     (355,238)
 Decrease in short-term investments, net                2,547,225    11,838,893

    Net cash used for investing activities           $(37,910,378) $ (1,994,292)

FINANCING ACTIVITIES:
 Proceeds from long-term debt                        $ 29,890,112  $      -
 Cash dividends                                        (3,252,775)   (3,131,709)
 Subsidiaries' dividends paid to minority interest        (11,057)       (9,828)
 Purchase of treasury stock                            (1,225,136)     (491,009)

    Net cash from financing activities               $ 25,401,144  $ (3,632,546)

Net increase (decrease) in cash and cash equivalents $ (6,676,012) $  1,530,993

CASH AND CASH EQUIVALENTS, beginning of year            9,451,281     4,782,168

CASH AND CASH EQUIVALENTS, end of period             $  2,775,269  $  6,313,161


Interest paid                                           $694,291        $5,849
Income taxes paid                                     $1,334,150   $ 3,633,950

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2001 and 2000, and December 31, 2000 (Unaudited)


1. For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10-K.
2. Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.
The weighted average number of shares outstanding was 4,044,321 and
4,108,965 in the third quarter of 2001 and 2000, respectively, and
4,056,142 and 4,118,119 in the first nine months of 2001 and 2000, respectively.  The Company has no common stock equivalents and therefore, does not report dilutive earnings per share.
3. Our Company groups its operations into two business segments - Industry
Segment A (cement manufacturing) and Industry Segment B (ready-mixed concrete and sundry building materials). Following is condensed information for each segment for the three months and the nine months ended September
30, 2001 and 2000 (in thousands):
                                           Third Quarter       Year-to-Date
                                    2001     2000      2001     2000
       Sales to Unaffiliated Customers-
         Industry:  Segment A             $19,153  $17,996	   $41,031  $42,334
                    Segment B              21,189   21,300    54,817   56,773
       Intersegment Sales-
         Industry:  Segment A               2,550    2,905	     7,275    7,295
                    Segment B                  51	    -            61    -
       Operating Profit-
         Industry:  Segment A               3,993    5,185     8,031   11,747
                    Segment B                 500      230      (732)     655
       Identifiable Assets-
         Industry:  Segment A                                 79,348   45,475
                    Segment B                                 36,544   33,425
       Corporate Assets-                                      14,248   19,212
       Capital Expenditures-
         Industry:  Segment A               8,894    2,242    33,363    6,872
                    Segment B                 710    1,969     4,163    6,352

4. Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report, constitute "forward-looking information". Except for historical information, the statements made in this report are forward-looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as "should", "expect", "anticipate", "believe", "intend", "may", "hope", "forecast" or similar words. In particular, statements with respect to variations in future demand for our products in our market area or the future activity of Kansas highway programs and other major construction projects are all forward-looking statements. You should be aware that forward-looking statements involve known and unknown risks, uncertainties, and other factors that may affect the actual results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others:
? general economic and business conditions;
? competition;
? raw material and other operating costs;
? costs of capital equipment;
? changes in business strategy or expansion plans; and ? demand for our Company's products.
5. The results for the three months and nine months ended September 30, 2001 and 2000, reflect the adoption of Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Pronouncement No. 00-10, "Accounting for Shipping and Handling Fees and Costs". This pronouncement requires that shipping and handling costs (freight) be included within net sales. For the three months and nine months ended September 30, 2001, the effect of adopting this pronouncement increased net sales by $1,585,643 and $4,015,653, respectively. For the three months and nine months ended
September 30, 2000, the effect of adopting this pronouncement increased net sales by $1,813,699 and $4,979,785, respectively. The same amounts for each period were included as freight expense within cost of sales.
6. In accordance with SAB 101, revenue is earned and should be recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Accordingly, the Company records revenue from the sale of cement, ready-mixed concrete and sundry building materials when the products are delivered to the customer. Long-term construction contract revenues are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs. Full provision is made for any anticipated losses.
Billings for long-term construction contracts are rendered monthly, including the amount of retainage withheld by the customer until contract completion. Retainages are included in accounts receivable and are generally receivable within one year. The percent of retainage to consolidated accounts receivable is immaterial.
7. Property, plant and equipment increased by approximately $32,770,000 during the first nine months of 2001 due to the modernization and expansion program currently in process at the cement manufacturing facility. This includes approximately $654,000 of capitalized interest expense. During the third quarter, the Company began operating one of the new precaliners and clinker coolers. The Company also began operational tests on the new finish mill.
8. In January 2001, we entered into an unsecured credit commitment with a bank. This commitment consists of a $30,000,000 advancing term loan maturing December 31, 2005 and a $5,000,000 line of credit maturing
December 31, 2002 with floating interest rates based on Chase Manhattan
Bank prime rate less 1.25%. Under the terms of these loans, the Company is required to meet certain financial covenants as defined in the agreement. These covenants include maintaining a minimum tangible net worth of $62,500,000. As of September 30, 2001, we had borrowed $29,890,112 on these loans. We have used these loans to help finance the expansion project currently underway at our cement manufacturing facility. Our board of directors has given management the authority to negotiate for an additional $15,000,000 to supplement our current internal and external capital resources. Management intends to continue to monitor current market conditions and the Company's cash resources to determine if this additional financing is necessary.

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY

     We are able to generate cash adequate to meet our needs primarily from a combination of operations, bank loans and the maturity of short-term investments. Cash and short-term investments decreased during the first nine months of 2001 primarily due to the purchase of equipment, the increase in receivables and the payment of dividends.

     In January 2001, we entered into an unsecured credit commitment with a bank. This commitment consists of a $30,000,000 advancing term loan maturing December 31, 2005 and a $5,000,000 line of credit maturing December 31, 2002 with floating interest rates based on Chase Manhattan Bank prime rate less 1.25%. As of September 30, 2001, we had borrowed $29,890,112 on these loans. We have used these loans to help finance the expansion project currently underway at our cement manufacturing facility. Our board of directors has given management the authority to negotiate for an additional $15,000,000 to supplement our current internal and external capital resources. Management intends to continue to monitor current market conditions and the Company's cash resources to determine if this additional financing is necessary.


Results of Operations

     Cement, ready-mixed concrete and sundry building materials are used in residential, commercial and governmental construction. Although overall demand for our products by each of these segments remains strong, it varies within our market area. In some areas of our market, residential construction is down while commercial and governmental needs are up. In other areas, residential demand is up and commercial and governmental use is down. Looking into next year, we continue to see variations in demand within our market area. The decrease in interest rates has helped to prevent sizeable drops in construction activities. The Kansas highway program is on target into next year. Highway funding is in place; however, bids have not been taken to determine which of the contractors we sell to, if any, will be successful in securing this work. Other major construction projects, including schools and detention facilities are also planned for next year in our market area. These projects, which use sizeable amounts of cement, ready-mixed concrete and concrete products, contribute to the overall strong demand for our products.

     Consolidated net sales for the quarter ended September 30, 2001, increased by $1,046,076 when compared to the quarter ended September 30, 2000. Sales of cement were higher by $1,156,742, while sales of ready-mixed concrete and sundry building materials were lower by $110,666. Cement and ready-mixed concrete sales continue to benefit from the strong demand for these products in our market area.

     The gross profit rate for the three months ended September 30, 2001 was 17.2% versus 19.6% for the three months ended September 30, 2000. By the end of the third quarter of 2001, construction of one of the precalciners and the finish mill and other related capital improvements were substantially complete. The Company began depreciating this equipment during the third quarter of 2001 increasing depreciation by approximately $800,000 for the third quarter of 2001 as compared to the third quarter of 2000. These additional depreciation costs are the primary reason for the decrease in gross profit rate.

     Selling, general, and administrative expenses increased by 13.4% during the third quarter of 2001 compared to the third quarter of 2000. Overall increases in payroll, health care costs and legal and professional expenses primarily in the ready-mixed concrete and sundry building material segment contributed to this increase, although no single factor increased materially.

     Interest income decreased $59,593 during the third quarter of 2001 as compared to the third quarter of 2000 primarily due to the reduction in short-term investments as the Company utilized these funds for capital improvements.

     Other, net increased $228,950 during the third quarter of 2001 as compared to the third quarter of 2000 primarily due to a realized gain on the sale of equity investments and subsidiary losses allocated to minority interest.

     Consolidated net sales for the nine months ended September 30, 2001 were $95,848,306, a decline of $3,259,143 as compared to the nine months ended September 30, 2000. Sales of cement were lower by $1,303,239 and sales of ready-mixed concrete and sundry building materials were lower by $1,955,904. Wet weather in the Company's market area during the first half of 2001 slowed construction projects, decreasing sales of both cement and ready-mixed concrete. In contrast, during the first half of 2000, mild, dry weather allowed construction projects to proceed. Sales of cement for the third quarter of 2001 exceeded third quarter of 2000 cement sales bringing 2001 year-to-date sales to within 3.3% of last year's consolidated net sales.

     The gross profit rate for the first nine months of 2001 was 15.2% versus 19.0% for the first nine months of 2000. During 2001, the Company continued upgrading and expanding its plant facilities. As projects neared completion, it was necessary to shut down major pieces of equipment to complete the tie-ins from one production process to the next. The resulting decrease in production and corresponding increase in production costs, along with the additional depreciation relating to this equipment, were the primary factors contributing to the decrease in the gross profit rate.

     Selling, general, and administrative expenses increased 13.8% for the first nine months of 2001 compared to the first nine months of 2000. Overall increases in payroll, health care costs and legal and professional expenses primarily in the ready-mixed concrete and sundry building material segment contributed to this increase, although no single factor increased materially.

     Interest income decreased $170,622 for the first nine months of 2001 as compared to the first nine months of 2000 primarily due to the reduction in short-term investments as the Company utilized these funds for capital improvements.

     Other, net increased $408,407 during the first nine months of 2001 as compared to the first nine months of 2000 primarily due to a realized gain on the sale of equity investments and subsidiary losses allocated to minority interest.

     The Financial Accounting Standards Board (FASB) recently issued four new accounting rules. Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", effective July 1, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", effective for the 2002 calendar year, and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for the 2002 calendar year, are not expected to have a material effect on the Company's financial position or results of operations. The Company has not yet assessed the impact, if any, of adopting SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for the 2003 calendar year.


SEASONALITY

     Our Company's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.


                         PART  II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
10.1 - Loan agreement dated January 1, 2001, between the Bank of
Oklahoma N.A. and The Monarch Cement Company.

         (b)	Reports on Form 8-K.  There were no reports required to be filed on Form 8-K during the quarter for which this report is being filed (July 1, 2001 to September 30, 2001, inclusive).



                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date     November 13, 2001                 /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Chairman of the Board



Date     November 13, 2001                 /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer