Form 10-K
period 2001-12-31
MONARCH CEMENT CO
filed 2002-03-15
CIK 67517

FORM 10-K
                                UNITED STATES
                      Securities and Exchange Commission
                           Washington, D.C.  20549

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001, or

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

                 P.O. Box 1000, Humboldt, Kansas 66748-0900
         (Address of principal executive offices, including zip code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the average bid and ask prices of such shares on March 6, 2002, was $60,518,411.

As of March 6, 2002, the registrant had outstanding 2,323,226 shares of Capital Stock, par value $2.50 per share, and 1,703,732 shares of Class B Capital Stock, par value $2.50 per share.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) the registrant's annual report to stockholders for the year ended December 31, 2001 - Parts I, II and IV of Form 10-K and (2) the registrant's definitive proxy statement prepared in connection with the annual meeting of stockholders to be held on April 10, 2002 - Part III of Form 10-K.

                                    PART I

Item 1.   Business

          Reference is hereby made to pages 1, 2, 18 and 19 of The Monarch Cement Company's 2001 annual report to stockholders (filed herewith as Exhibit
13) for a description of the Company's business, including information regarding industry segments. Such information is hereby incorporated herein by reference. In addition, we submit the following information:

          The Company did not introduce any new products nor begin to do business in a new industry segment during 2001.

          The Company owns and operates quarries located near its Humboldt, Kansas plant. Such quarries contain all essential raw materials presently used by the Company. The Company's total reserves, including these quarries and other property located near the plant, are estimated to be sufficient to maintain operations at the Humboldt plant's present capacity for more than 50 years.

          The Company's products are marketed under registered trademarks using the name "MONARCH". The Company's operations are not materially dependent on any trademarks, franchises, patents or on any licenses relating to the use thereof.

          Due to inclement construction weather in the Company's market area during January, February and March, normally about 85% of the Company's sales occur in April through December.

          It is necessary for the Company to invest a significant portion of its working capital in inventories. At December 31, 2001 the Company had inventories as follows:

              Cement . . . . . . . . . . . . . . . $ 1,813,898
              Work in process. . . . . . . . . . .   2,629,984
              Fuel, gypsum and other materials . .   5,278,744
              Operating and maintenance supplies .   7,867,711
                        Total. . . . . . . . . . . $17,590,337

          The Company is heavily dependent upon the construction industry and is directly affected by the level of activity in that industry. However, no customer accounted for 10% or more of the Company's consolidated net revenue during 2001, 2000 or 1999.

          Backlog of customers' orders is not a material factor in the Company's business.

          The Company has no contracts that are subject to renegotiation of profits or termination thereof at the election of the government.

          The manufacture and sale of cement and ready-mixed concrete are extremely competitive enterprises. A number of producers, including several nationwide manufacturers, compete for business with the Company in its market area. The Company is not a significant factor in the nationwide portland cement or ready-mixed concrete business but does constitute a significant market factor for cement in its market area. Cement generally is produced to meet standard specifications and there is little differentiation between the products sold by the Company and its competitors. Accordingly, competition exists primarily in the areas of price and customer service.


          The Company did not spend a material amount in the last three fiscal years on Company sponsored research and development. However, the Company is a member of the Portland Cement Association which conducts research for the cement industry.

          Company has, during the past several years, made substantial capital expenditures for pollution control equipment. The Company also incurs normal operating and maintenance expenditures in connection with its pollution control equipment.

          At December 31, 2001, the Company and its subsidiaries employed approximately 700 employees including 360 hourly non-union employees, 200 hourly union employees, and 140 salaried employees, which included plant supervisory personnel, sales and executive staff. The Company has a good working relationship with its employees and has been successful in negotiation multiyear union contracts without work stoppages.

          All of the Company's operations and sales are in one geographic area consisting primarily of the State of Kansas, the State of Iowa, southeast Nebraska, western Missouri, northwest Arkansas and northern Oklahoma.


Item 2.   Properties

          The Company's corporate offices and cement plant, including equipment and raw materials are located at Humboldt, Kansas, approximately 110 miles southwest of Kansas City, Missouri. The Company owns approximately 4,800 acres of land on which the Humboldt plant, offices and all essential raw materials are located. This plant has a present annual capacity of 875,000 tons of cement. The Company believes that this plant and equipment are suitable and adequate for its current level of operations; however, due to recent and projected market demands, the Company has been aggressively updating its equipment to improve efficiency and increase capacity. Upon completion, it is projected that this expansion will allow the Company to produce in excess of one million tons of cement per year. Producing at that level, raw material reserves are estimated to be sufficient to maintain operations at this plant's present capacity for more than 50 years. Reference is hereby made to page 3 of Company's 2001 annual report to stockholders (filed herewith as Exhibit 13) for a description of the Company's capital resources and expansion plans. Such information is hereby incorporated herein by reference.

          The Company also owns approximately 250 acres of land in Des Moines, Iowa on which it operates a cement terminal. The Company transfers cement produced in Humboldt, Kansas to this terminal for distribution to Iowa customers. The Company also owns, but is not currently operating, a rock quarry located near Earlham, Iowa, approximately 30 miles west of Des Moines, Iowa. Approximately 300 acres of this 400 acre tract was previously quarried.

          The Company owns various companies which sell ready-mixed concrete, concrete products and sundry building materials in metropolitan areas within the Humboldt cement plant's primary market. Various equipment and facility improvements in this segment ensure these plants are suitable and adequate for their current level of operations and provide for increases in market demand. Individual locations do not have a material affect on the Company's overall operations.


Item 3.   Legal Proceedings

          The Company was not a party to any material legal proceedings during 2001.


Item 4.   Submission of Matters to a Vote of Security Holders

          The Company did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.



                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 7 of the Company's 2001 annual report to stockholders.


Item 6.   Selected Financial Data

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 1 of the Company's 2001 annual report to stockholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 2 through 7 of the Company's 2001 annual report to stockholders.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          The Company is exposed to various market risks, including equity investment prices. The Company has $5,965,000 of equity securities as of December 31, 2001. These investments are not hedged and are exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $360,000 effect on comprehensive income.

          The Company also has $19,899,655 of bank loans as of December 31, 2001. Interest rates on the Company's bank loans are variable and are based on the Chase Manhattan Bank prime rate less 1.25%.


Item 8.   Financial Statements and Supplementary Data

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 8 through 20 of the Company's 2001 annual report to stockholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant


          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 3 through 5 of the Company's definitive proxy statement prepared in connection with its 2002 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.


Item 11.  Executive Compensation

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 7 through 10 (except for the information set forth under the heading "Board of Directors' Report on Executive Compensation" which is expressly excluded from such incorporation) of the Company's definitive proxy statement prepared in connection with its 2002 annual meeting of stockholders pursuant to regulation 14A and previously filed with the Commission.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 6 and 7 of the Company's definitive proxy statement prepared in connection with its 2002 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.


Item 13.  Certain Relationships and Related Transactions

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 8 of the Company's definitive proxy statement prepared in connection with its 2002 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.



                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          Financial Statements
          The report of Independent Public Accountants; the Consolidated Balance Sheets--December 31, 2001 and 2000; the Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999; the Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999; the Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 2001, 2000 and 1999; the Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999; and the Notes to Consolidated Financial Statements are incorporated by reference in Item 8 to this report from the Company's 2001 annual report to stockholders on pages 8 through 20.

          Supporting Schedules
          Schedule II -- Valuation and Qualifying Accounts

          Exhibits
          3(i) Articles of Incorporation. (Filed with the Company's annual report on Form 10-K for the year ended December 31, 1994 (File No. 0-2757) as Exhibit 3(i) and incorporated herein by reference.)
          3(ii)  By-laws.  (Filed with the Company's annual report
                 on Form 10-K for the year ended December 31, 1994
                 (File No. 0-2757) as Exhibit 3(ii) and incorporated
                 herein by reference.)
          10.1   Loan agreement dated January 1, 2001, between the
                 Bank of Oklahoma N.A. and The Monarch Cement Company
                 (Filed with the Company's quarterly report on
                 Form 10-Q for the quarter ended September 30, 2001
                 (File No. 0-2757) as Exhibit 10.1 and incorporated
                 herein by reference.)
          13     2001 Annual Report to Stockholders.
          21     Subsidiaries of the Registrant.

          Form 8-K

          There were no Form 8-K reports filed during the last quarter of 2001.

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

                       Date:     March 13, 2002


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Ronald E. Callaway               By:  /s/ Byron K. Radcliff
     Ronald E. Callaway                        Byron K. Radcliff
     Director                                  Director

Date:       March 13, 2002                Date:       March 13, 2002


By:  /s/ David L. Deffner                 By:  /s/ Walter H. Wulf, Jr.
     David L. Deffner                          Walter H. Wulf, Jr.
     Director                                  President, Principal Executive
                                               Officer and Director

Date:       March 13, 2002                Date:       March 13, 2002



By:  /s/ Robert M. Kissick                By:  /s/ Lyndell G. Mosley
     Robert M. Kissick                         Lyndell G. Mosley, CPA
     Director                                  Assistant Secretary-Treasurer
                                               Chief Financial Officer

Date:       March 13, 2002                Date:       March 13, 2002


By:  /s/ Gayle C. McMillen                By:  /s/ Debra P. Roe
     Gayle C. McMillen                         Debra P. Roe, CPA
     Director                                  Principal Accounting Officer

Date:       March 13, 2002                Date:       March 13, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of The Monarch Cement Company

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in The Monarch Cement Company's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated
February 22, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule of Valuation and Qualifying Accounts (Schedule II) is the responsibility of the Company's management and is presented for purposes of complying with the Securities Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP

Kansas City, Missouri,
February 22, 2002

                         THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                       SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         FOR THE THREE YEARS ENDED DECEMBER 31, 2001


                                                  Additions
                                      Balance at  Charged to  Deduction    Balance
                                      Beginning   Costs and      from      at End
            Description               of Period    Expenses    Reserves   of Period
                                                                 (1)
For the Year Ended December 31, 2001:
  Reserve for doubtful accounts        $375,000    $199,000    $ 81,000    $493,000


For the Year Ended December 31, 2000:
  Reserve for doubtful accounts        $409,000    $ 78,000    $112,000    $375,000


For the Year Ended December 31, 1999:
   Reserve for doubtful accounts       $412,000    $104,000    $107,000    $409,000

     (1) Writeoff of uncollectible accounts, net of collections on accounts previously written off.

                                 EXHIBIT INDEX


 Exhibit
 Number                            Description

  3(i)           Articles of Incorporation.  (Filed with the
                   Company's annual report on Form 10-K
                   for the year ended December 31, 1994
                   (File No. 0-2757) as Exhibit 3(i) and
                   incorporated herein by reference.)

  3(ii)          By-laws.  (Filed with the Company's
                   annual report on Form 10-K for the year
                   ended December 31, 1994 (File No. 0-2757) as Exhibit 3(ii) and incorporated herein by reference.)

 10.1            Loan agreement dated January 1, 2001, between
                   the Bank of Oklahoma N.A. and The Monarch
                   Cement Company. (Filed with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001 (File
                   No. 0-2757) as Exhibit 10.1 and
                   incorporated herein by reference.

 13              2001 Annual Report to Stockholders.

 21              Subsidiaries of the Registrant.