Form 10-Q
period 2002-03-31
MONARCH CEMENT CO
filed 2002-05-10
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2002, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________________ to ___________________.

Commission file number:  0-2757

                          THE MONARCH CEMENT COMPANY
            (Exact name of registrant as specified in its charter)

            KANSAS                                      48-0340590
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

    P.O. BOX 1000, HUMBOLDT, KANSAS                     66748-0900
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (620) 473-2222


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

                           YES  [X]      NO [ ]

As of May 8, 2002, there were 2,327,291 shares of Capital Stock, par value $2.50 per share outstanding and 1,699,667 shares of Class B Capital Stock, par value $2.50 per share outstanding.


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

Item 1.  Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2002 and December 31, 2001

ASSETS                                                 2 0 0 2      2 0 0 1
CURRENT ASSETS:
  Cash and cash equivalents                         $  2,322,472  $  3,224,861
  Short-term investments, at cost which
    approximates market                                    1,597       164,073
  Receivables, less allowances of $503,000 in 2002
    and $493,000 in 2001 for doubtful accounts        13,226,312    13,262,283
  Inventories, priced at cost which is not in
    excess of market-
    Cost determined by last-in, first-out method-
      Finished cement                               $  5,143,527  $  1,813,898
      Work in process                                  2,424,745     2,629,984
      Building products                                1,296,322     1,159,676
    Cost determined by first-in, first-out method-
      Fuel, gypsum, paper sacks and other              4,544,715     4,119,068
    Cost determined by average method-
      Operating and maintenance supplies               8,052,751     7,867,711
          Total inventories                         $ 21,462,060  $ 17,590,337
  Refundable federal and state income taxes              577,030       474,867
  Deferred income taxes                                  505,000       505,000
  Prepaid expenses                                       441,560        66,193
          Total current assets                      $ 38,536,031  $ 35,287,614

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and depletion of
  $94,780,229 in 2002 and $92,458,417 in 2001         81,101,112    81,441,837
DEFERRED INCOME TAXES                                  2,110,000     2,305,000
OTHER ASSETS                                           8,610,710     7,603,212
                                                    $130,357,853  $126,637,663


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                  $  6,297,605  $  6,636,841
  Bank loan payable                                    5,000,000     5,000,000
  Current portion of advancing term loan                 940,000         -
  Accrued liabilities                                  3,333,348     5,162,357
          Total current liabilities                 $ 15,570,953  $ 16,799,198

LONG-TERM DEBT                                        25,381,728    19,899,655
ACCRUED POSTRETIREMENT BENEFITS                        8,510,364     8,442,462
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES         2,362,895     2,453,827

STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share-
  Authorized 10,000,000 shares, Issued
  2,323,361 shares at 3/31/2002 and
  2,303,362 shares at 12/31/2001                    $  5,808,403  $  5,758,405
Class B capital stock, par value $2.50 per share,
  supervoting rights of ten votes per share,
  restricted transferability, convertible at all
  times into Capital Stock on a share-for-share
  basis - Authorized 10,000,000 shares, Issued
  1,703,597 shares at 3/31/2002 and 1,723,596
  shares at 12/31/2001                                 4,258,992     4,308,990
Retained earnings                                     67,099,518    67,900,126
Accumulated other comprehensive income                 1,365,000     1,075,000
          Total stockholders' investment            $ 78,531,913  $ 79,042,521
                                                    $130,357,853  $126,637,663

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months Ended March 31, 2002 and 2001

                                                      2002           2001
NET SALES                                          $22,871,653    $20,335,027

COST OF SALES                                       21,201,324     18,601,925

    Gross profit from operations                   $ 1,670,329    $ 1,733,102

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         2,585,668      2,325,457

    Income (loss) from operations                  $  (915,339)   $  (592,355)

OTHER INCOME (EXPENSE):
  Interest income                                  $    41,094    $    59,765
  Interest expense                                    (172,515)       (54,067)
  Other, net                                           (88,848)       351,008
                                                   $  (220,269)   $   356,706

    Income (loss) before taxes on income           $(1,135,608)   $  (235,649)

PROVISION FOR (BENEFIT FROM) TAXES ON INCOME          (335,000)       (80,000)

NET INCOME (LOSS)                                  $  (800,608)   $  (155,649)

RETAINED EARNINGS, beginning of period              67,900,126     64,117,194

Less purchase and retirement of treasury stock           -            645,018

RETAINED EARNINGS, end of period                   $67,099,518    $63,316,527

Basic earnings (loss) per share                          $(.20)         $(.04)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2002 and 2001

                                                       2002          2001
NET INCOME (LOSS)                                   $ (800,608)   $ (155,649)
UNREALIZED APPRECIATION (DEPRECIATION)
  ON AVAILABLE FOR SALE SECURITIES (Net
  of deferred tax expense of $195,000
  and $100,000 for 2002 and 2001,
  respectively)                                        290,000       150,000
COMPREHENSIVE INCOME (LOSS)                         $ (510,608)   $   (5,649)

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001

                                                       2002          2001
OPERATING ACTIVITIES:
Net income (loss)                                  $   (800,608) $   (155,649)
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and depletion                          2,529,211     1,719,596
  Gain on disposal of assets                            (14,148)      (75,903)
  Change in assets and liabilities:
   Receivables, net                                      35,971    (5,267,272)
   Inventories                                       (3,871,723)   (3,948,766)
   Refundable federal and state income taxes           (102,163)      (80,000)
   Prepaid expenses                                    (375,367)     (289,619)
   Other assets                                           3,966         2,889
   Accounts payable and accrued liabilities            (557,462)      987,769
   Accrued postretirement benefits                       67,902        39,984
   Accrued pension expense                              (39,952)      (40,338)
   Minority interest in losses of subsidiaries          (90,932)     (281,138)
  Net cash used for operating activities           $ (3,215,305) $ (7,388,447)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment       $ (2,189,338) $(10,803,383)
Proceeds from disposals of property, plant
 and equipment                                           15,000       103,610
Payment for purchases of equity investments            (486,512)     (463,177)
Decrease in short-term investments, net                 162,476     2,041,618
Net purchases of subsidiaries stock                       -        (1,040,400)
  Net cash used for investing activities           $ (2,498,374) $(10,161,732)

FINANCING ACTIVITIES:
Proceeds from bank loans                           $  6,422,073  $ 12,195,504
Cash dividends paid                                  (1,610,783)   (1,640,358)
Purchase of treasury stock                                -          (752,193)
  Net cash provided by financing activities        $  4,811,290  $  9,802,953

Net decrease in cash and cash equivalents          $   (902,389) $ (7,747,226)

CASH AND CASH EQUIVALENTS, beginning of year          3,224,861     9,451,281

CASH AND CASH EQUIVALENTS, end of period           $  2,322,472  $  1,704,055


Interest paid                                         $ 182,250     $ 55,201
Income taxes paid                                     $(232,794)    $  -

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2002 and 2001, and December 31, 2001 (Unaudited)


1. For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10-K.
2. Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.
The weighted average number of shares outstanding was 4,026,958 and
4,071,575 in the first quarter of 2002 and 2001, respectively. The Company has no common stock equivalents and therefore, does not report diluted earnings per share.
3. Our Company groups its operations into two business segments - Industry Segment A (cement manufacturing) and Industry Segment B (ready-mixed concrete and sundry building materials). Following is condensed information for each segment for the periods ended March 31, 2002 and 2001 and December 31, 2001 (in thousands):
                                                  Three Months Ended
                                            3/31/02  3/31/01
       Sales to Unaffiliated Customers-
         Industry:  Segment A                      $ 7,179  $ 6,295
                    Segment B                       15,693   14,040
       Intersegment Sales-
         Industry:  Segment A                        2,280    1,736
                    Segment B                          -          4
       Operating Profit-
         Industry:  Segment A                         (119)   1,114
                    Segment B                         (796)  (1,706)
       Capital Expenditures-
         Industry:  Segment A                          799    9,432
                    Segment B                        1,390    1,371
                                                    Balance as of
                                            3/31/02  12/31/01
       Identifiable Assets-
         Industry:  Segment A                      $82,127  $79,454
                    Segment B                       34,104   32,906
       Corporate Assets-                            14,127   14,278

4. Revenue is earned and recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Accordingly, the Company records revenue from the sale of cement, ready-mixed concrete and sundry building materials when the products are delivered to the customer. Long-term construction contract revenues are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs. Full provision is made for any anticipated losses. Billings for long-term construction contracts are rendered monthly, including the amount of retainage withheld by the customer until contract completion. Retainages are included in accounts receivable and are generally receivable within one year.
5. Property, plant and equipment increased by approximately $2,189,000 during the first three months of 2002 due to the modernization and expansion program currently in process at the cement manufacturing facility and the upgrade of equipment in the ready-mixed concrete and sundry building materials segment. This includes approximately $62,000 of capitalized interest expense.
6. In January 2001, Monarch entered into an unsecured credit commitment with a bank. This commitment consists of a $30,000,000 advancing term loan maturing December 31, 2005 and a $5,000,000 line of credit maturing
December 31, 2002. These loans each bear floating interest rates based on Chase Manhattan Bank prime rate less 1.25%. The loan agreement contains a financial covenant related to net worth with which the Company was in compliance at the end of the first quarter of 2002. As of March 31, 2002, Monarch had borrowed $26,321,728 on the advancing term loan and $5,000,000 on the line of credit leaving a balance available on the advancing term loan of $3,678,272. The average daily interest rate paid by Monarch during the first quarter of 2002 was 3.5%.

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

     Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q report filed with the Securities and Exchange Commission, constitute "forward-looking statements". Except for historical information, the statements made in this report are forward-looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as "should", "expect", "anticipate", "believe", "intend", "may", "hope", "forecast" or similar words. In particular, statements with respect to variations in future demand for our products in our market area, the timing, scope, cost and benefits of our proposed and recently completed capital improvements and expansion plans, including the resulting increase in production capacity, the adequacy for 2002 of our kiln capacity, our forecasted cement sales, the source of funding for the repayment of our bank financing, the proposed increase in our bank financing, the proposed use of loan proceeds and the impact of new FASB accounting rules are all forward-looking statements. You should be aware that forward-looking statements involve known and unknown risks, uncertainties, and other factors that may affect the actual results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others:

? general economic and business conditions;
? competition;
? raw material and other operating costs;
? costs of capital equipment;
? changes in business strategy or expansion plans; and ? demand for our Company's products.

LIQUIDITY

     We are able to meet our cash needs primarily from a combination of operations and bank loans. Cash and short-term investments decreased during the first three months of 2002 primarily due to the purchase of equipment, the increase in inventories and the payment of dividends.

     In January 2001, we entered into an unsecured credit commitment with a bank. This commitment consists of a $30,000,000 advancing term loan maturing December 31, 2005 and a $5,000,000 line of credit maturing December 31, 2002. These loans each bear floating interest rates based on Chase Manhattan Bank prime rate less 1.25%. The loan agreement contains a financial covenant related to net worth with which the Company was in compliance at the end of the first quarter of 2002. As of March 31, 2002, we had borrowed $26,321,728 on the advancing term loan and $5,000,000 on the line of credit leaving a balance available on the advancing term loan of $3,678,272. We have used these loans to help finance the expansion project at our cement manufacturing facility. We anticipate that the line of credit maturing December 31, 2002 will be paid using funds from operations or additional bank financing. Our board of directors has given management the authority to borrow an additional $15,000,000 for a maximum of $50,000,000. At this time we do not anticipate borrowing the additional $15,000,000; although an increase in financing may be required on a short-term basis.

     As of the end of 2001, we had completed the installation of a precalciner and clinker cooler on one of our kilns. We had also started preliminary work on a precalciner and clinker cooler for our second preheater kiln and the design of a new coal firing system to fuel the precalciners on both kilns. We have decided to postpone the completion of these projects until at least 2003. Market projections indicate that our current kiln capacity should be adequate to fulfill our cement needs for the year 2002. We will continue to evaluate market conditions, proposed capital expenditures and the Company's cash resources as we finalize the timing of expansion projects and loan requirements.


Results of Operations

     Cement, ready-mixed concrete and sundry building materials are used in residential, commercial and governmental construction. Although overall demand for our products by each of these segments remains strong, it varies within our market area. In some areas of our market, residential construction is down while commercial and governmental needs are up. In other areas, residential demand is up and commercial and governmental use is down. For the balance of this year, we continue to see variations in demand within our market area. The decrease in interest rates has helped to prevent sizeable drops in construction activities. Major construction projects, including schools and detention facilities are currently underway in our market area. These projects, which use sizeable amounts of cement, ready-mixed concrete and concrete products, contribute to the overall strong demand for our products.

     Consolidated net sales for the three months ended March 31, 2002, increased by $2,536,626 when compared to the three months ended March 31, 2001. Sales of cement were higher by $884,431, while sales of ready-mixed concrete and sundry building materials were higher by $1,652,195. Cement and ready-mixed concrete sales continue to benefit from the strong demand for these products in our market area. Mild, dry weather in the Company's market area during the first quarter of 2002 allowed construction projects to proceed. In contrast, during the first quarter of 2001, wet weather slowed construction projects, decreasing sales of both cement and ready-mixed concrete.

     The gross profit rate for the three months ended March 31, 2002 was 7.3% versus 8.5% for the three months ended March 31, 2001. Additional depreciation expense of approximately $810,000, largely associated with the plant expansion projects completed in the latter part of 2001, is the primary reason for the decrease in gross profit rate.

     Selling, general, and administrative expenses increased by 11.2% during the first quarter of 2002 compared to the first quarter of 2001. Overall increases in insurance, payroll costs and legal and professional expenses contributed to this increase, although no single factor increased materially.

     Interest expense increased $118,448 for the first three months of 2002 as compared to the first three months of 2001 due to the increase in bank loans outstanding. The Company utilized these loans for capital improvements.

     Other, net decreased $439,856 during the first quarter of 2002 as compared to the first quarter of 2001 primarily due to a reduction in subsidiary losses allocated to minority interest and a reduction in the gain on the sale of equipment.

     The provision for (benefit from) federal and state income taxes differs from the amount computed at the federal statutory income tax rate primarily due to percentage depletion and the minority interest in consolidated losses.

     The Financial Accounting Standards Board (FASB) recently issued new accounting rules. Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", effective July 1, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", effective for the 2002 calendar year, and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for the 2002 calendar year, are not expected to have a material effect on the Company's financial position or results of operations. The Company has not yet assessed the impact, if any, of adopting SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for the 2003 calendar year. In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which is not expected to have a material effect on the Company's financial position or results of operations.

MARKET RISK

     Market risks relating to the Company's operations result primarily from changes in demand for our products. A significant increase in interest rates could lead to a reduction in construction activities in both the residential and commercial market. Budget shortfalls during economic slowdowns could cause money to be diverted away from highway projects, schools, detention facilities and other governmental construction projects. Reduction in construction activity lowers the demand for cement, ready-mixed concrete and sundry building materials. As demand decreases, competition to retain sales volume could create downward pressure on sales prices. The manufacture of cement requires a significant investment in property, plant and equipment and a trained workforce to operate and maintain this equipment. These costs do not materially vary with the level of production. As a result, by operating at or near capacity, regardless of demand, companies can reduce per unit production costs. The continual need to control production costs encourages overproduction during periods of reduced demand.

     Interest rates on the Company's bank loans are variable and are based on the Chase Manhattan Bank prime rate less 1.25%.


SEASONALITY

     Our Company's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.


                         PART  II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits. There are no exhibits required for the quarter ended March 31, 2002.

         (b) Reports on Form 8-K. There were no reports required to be filed on Form 8-K during the quarter for which this report is being filed (January 1, 2002 to March 31, 2002, inclusive).



                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date     May 10, 2002                      /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Chairman of the Board



Date     May 10, 2002                      /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer