Form 10-Q
period 2002-06-30
MONARCH CEMENT CO
filed 2002-08-14
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2002, or

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

                           YES  [X]      NO [ ]

As of August 9, 2002, there were 2,331,324 shares of Capital Stock, par value $2.50 per share outstanding and 1,695,634 shares of Class B Capital Stock, par value $2.50 per share outstanding.


PART  I - FINANCIAL INFORMATION

The condensed consolidated financial statements included in this report have been prepared by our Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Our Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Those adjustments consist only of normal, recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Company's most recent annual report on Form 10-K for 2001 filed with the Securities & Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Item 1.  Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2002 and December 31, 2001

ASSETS                                                 2 0 0 2      2 0 0 1
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                         $  2,286,751  $  3,224,861
  Short-term investments, at cost which
    approximates market                                    1,518       164,073
  Receivables, less allowances of $523,000 in 2002
    and $493,000 in 2001 for doubtful accounts        18,317,040    13,262,283
  Inventories, priced at cost which is not in
    excess of market-
    Cost determined by last-in, first-out method-
      Finished cement                               $  4,214,575  $  1,813,898
      Work in process                                  1,209,539     2,629,984
      Building products                                1,345,194     1,159,676
    Cost determined by first-in, first-out method-
      Fuel, gypsum, paper sacks and other              4,503,915     4,119,068
    Cost determined by average method-
      Operating and maintenance supplies               7,979,817     7,867,711
          Total inventories                         $ 19,253,040  $ 17,590,337
  Refundable federal and state income taxes                -           474,867
  Deferred income taxes                                  505,000       505,000
  Prepaid expenses                                       362,029        66,193
          Total current assets                      $ 40,725,378  $ 35,287,614

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and depletion of
  $97,214,906 in 2002 and $92,458,417 in 2001         81,081,039    81,441,837
DEFERRED INCOME TAXES                                  2,255,000     2,305,000
OTHER ASSETS                                           8,282,396     7,603,212
                                                    $132,343,813  $126,637,663


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                  $  6,159,463  $  6,636,841
  Bank loan payable                                    5,000,000     5,000,000
  Current portion of advancing term loan               2,000,000         -
  Accrued liabilities                                  3,890,958     5,162,357
          Total current liabilities                 $ 17,050,421  $ 16,799,198

LONG-TERM DEBT                                        25,119,564    19,899,655
ACCRUED POSTRETIREMENT BENEFITS                        8,598,834     8,442,462
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES         1,915,396     2,453,827

STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share-
  Authorized 10,000,000 shares, Issued
  2,329,661 shares at 6/30/2002 and
  2,303,362 shares at 12/31/2001                    $  5,824,153  $  5,758,405
Class B capital stock, par value $2.50 per share,
  supervoting rights of ten votes per share,
  restricted transferability, convertible at all
  times into Capital Stock on a share-for-share
  basis - Authorized 10,000,000 shares, Issued
  1,697,297 shares at 6/30/2002 and 1,723,596
  shares at 12/31/2001                                 4,243,242     4,308,990
Retained earnings                                     68,447,203    67,900,126
Accumulated other comprehensive income                 1,145,000     1,075,000
          Total stockholders' investment            $ 79,659,598  $ 79,042,521
                                                    $132,343,813  $126,637,663

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and the Six Months Ended June 30, 2002 and 2001
(Unaudited)


                                For the Three Months Ended    For the Six Months Ended
                                  June 30,     June 30,        June 30,     June 30,
                                    2002         2001            2002         2001
NET SALES                        $35,409,167  $33,746,878     $58,280,820  $54,081,905

COST OF SALES                     29,393,731   27,840,529      50,595,055   46,442,454

   Gross profit from operations  $ 6,015,436  $ 5,906,349     $ 7,685,765  $ 7,639,451

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          2,727,339    2,507,933       5,313,007    4,833,390

   Income from operations          3,288,097  $ 3,398,416     $ 2,372,758  $ 2,806,061

OTHER INCOME (EXPENSE):
  Interest income                $    85,599  $   180,482     $   126,693  $   240,247
  Interest expense                  (293,626)    (264,446)       (466,141)    (318,513)
  Other, net                          (6,993)      28,740         (95,841)     379,748

                                 $  (215,020) $   (55,224)    $  (435,289) $   301,482

   Income before taxes on income $ 3,073,077  $ 3,343,192     $ 1,937,469  $ 3,107,543

PROVISION FOR TAXES ON INCOME        920,000    1,080,000         585,000    1,000,000

NET INCOME                       $ 2,153,077  $ 2,263,192     $ 1,352,469  $ 2,107,543

RETAINED EARNINGS, beg. of period 67,099,518   63,316,527      67,900,126   64,117,194

Less cash dividends                  805,392      802,466         805,392      802,466

Less purchase and retirement
 of treasury stock                     -          117,949           -          762,967

RETAINED EARNINGS, end of period $68,447,203  $64,659,304     $68,447,203  $64,659,304

BASIC EARNINGS PER SHARE                $.53         $.56            $.34         $.52

CASH DIVIDENDS PER SHARE                $.20         $.20            $.20         $.20

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and the Six Months Ended June 30, 2002 and 2001 (Unaudited)

                                For the Three Months Ended    For the Six Months Ended
                                  June 30,     June 30,        June 30,     June 30,
                                    2002         2001            2002          2001
NET INCOME                       $ 2,153,077  $ 2,263,192     $ 1,352,469  $ 2,107,543
UNREALIZED APPRECIATION
  (DEPRECIATION) ON AVAILABLE
  FOR SALE SECURITIES (Net of
  deferred tax expense (benefit)
  of $(145,000), $155,000,
  $50,000 and $255,000,
  respectively)                     (220,000)     225,000          70,000      375,000
COMPREHENSIVE INCOME             $ 1,933,077  $ 2,488,192     $ 1,422,469  $ 2,482,543

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001 (Unaudited)
                                                         2002          2001
OPERATING ACTIVITIES:
 Net income                                          $  1,352,469  $  2,107,543
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion                           5,286,726     3,580,372
   Gain on disposal of assets                             (57,273)     (131,378)
   Change in assets and liabilities, net of
    acquisitions:
     Receivables, net                                  (5,054,757)   (8,287,637)
     Inventories                                       (1,662,703)     (516,659)
     Refundable federal and state income taxes            474,867         -
     Prepaid expenses                                    (295,836)     (218,949)
     Other assets                                           7,231         7,666
     Accounts payable and accrued liabilities            (137,994)    2,525,974
     Accrued postretirement benefits                      156,372       146,592
     Accrued pension expense                              (79,903)      (80,682)
     Minority interest in earnings (losses) of
      subsidiaries                                          6,042      (212,419)

    Net cash used for operating activities           $     (4,759) $ (1,079,577)

INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment        $ (4,952,117) $(27,922,201)
 Proceeds from disposals of property, plant
  and equipment                                            83,462       188,276
 Payment for purchases of equity investments             (486,512)     (918,841)
 Decrease in short-term investments, net                  162,555     2,544,836
 Net purchases of subsidiaries' stock                    (529,731)   (1,040,400)

    Net cash used for investing activities           $ (5,722,343) $(27,148,330)

FINANCING ACTIVITIES:
 Proceeds from bank loans                            $  7,219,909  $ 25,147,391
 Cash dividends paid                                   (2,416,175)   (2,442,824)
 Subsidiaries' dividends paid to minority interest        (14,742)      (11,057)
 Purchase of treasury stock                                 -          (889,136)

    Net cash provided by financing activities        $  4,788,992  $ 21,804,374

Net decrease in cash and cash equivalents            $   (938,110) $ (6,423,533)

CASH AND CASH EQUIVALENTS, beginning of year            3,224,861     9,451,281

CASH AND CASH EQUIVALENTS, end of period             $  2,286,751  $  3,027,748


Cash interest paid                                       $474,113      $316,376
Cash income tax refunds received                         $331,407)     $ 11,000

See notes to condensed consolidated financial statements


THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001 (Unaudited), and December 31, 2001


1. For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10-K.
2. Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.
The weighted average number of shares outstanding was 4,026,958 and 4,052,830 in the second quarter of 2002 and 2001, respectively, and 4,026,958 and 4,062,151 in the first six months of 2002 and 2001, respectively. The Company has no common stock equivalents and therefore, does not report diluted earnings per share.
3. Our Company groups its operations into two business segments - Industry Segment A (cement manufacturing) and Industry Segment B (ready-mixed concrete and sundry building materials). Following is condensed information for each segment for the periods ended June 30, 2002 and 2001 and December 31, 2001 (in thousands):

                                         Three Months Ended  Six Months Ended
                                   6/30/02  6/30/01   6/30/02  6/30/01
       Sales to Unaffiliated Customers-
         Industry:  Segment A             $14,661  $14,159   $21,840  $20,454
                    Segment B              20,748   19,588    36,441   33,628
       Intersegment Sales-
         Industry:  Segment A               2,892    2,989     5,172    4,725
                    Segment B                  36        6        36       10
       Operating Profit-
         Industry:  Segment A               2,187    2,924     2,068    4,038
                    Segment B               1,101      474       305   (1,232)
       Capital Expenditures-
         Industry:  Segment A                 677   15,038     1,476   24,470
                    Segment B               2,086    2,081     3,476    3,452
                                                              Balance as of
                                                      6/30/02 12/31/01
       Identifiable Assets-
         Industry:  Segment A                                $81,519  $79,454
                    Segment B                                 37,494   32,906
       Corporate Assets-                                      13,331   14,278

4. Revenue is earned and recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Accordingly, the Company records revenue from the sale of cement, ready-mixed concrete and sundry building materials when the products are delivered to the customer. Long-term construction contract revenues are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs. Full provision is made for any anticipated losses. Billings for long-term construction contracts are rendered monthly, including the amount of retainage withheld by the customer until contract completion. Retainages are included in accounts receivable and are generally receivable within one year.
5. Property, plant and equipment increased by approximately $4,952,000 during the first six months of 2002 due to the modernization and expansion program currently in process at the cement manufacturing facility and the upgrade of equipment in the ready-mixed concrete and sundry building materials segment. This includes approximately $62,000 of capitalized interest expense.
6. In January 2001, Monarch entered into an unsecured credit commitment with a bank. This commitment consists of a $30,000,000 advancing term loan maturing December 31, 2005 and a $5,000,000 line of credit maturing
December 31, 2002. These loans each bear floating interest rates based on Chase Manhattan Bank prime rate less 1.25%. The loan agreement contains a financial covenant related to net worth with which the Company was in compliance at the end of the second quarter of 2002. As of June 30, 2002, Monarch had borrowed $27,119,564 on the advancing term loan and $5,000,000 on the line of credit leaving a balance available on the advancing term loan of $2,880,436. The average daily interest rate paid by Monarch during the second quarter and the first six months of 2002 was 3.5%.
7. Certain reclassifications have been made to the June 30, 2001 consolidated income statements to conform to the June 30, 2002 consolidated income statement presentation. These reclassifications had no effect on net earnings.

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

LIQUIDITY

     We are able to meet our cash needs primarily from a combination of operations and bank loans. Cash and short-term investments decreased during the first six months of 2002 primarily due to the purchase of equipment, the increase in inventories and the payment of dividends.

     In January 2001, we entered into an unsecured credit commitment with a bank. This commitment consists of a $30,000,000 advancing term loan maturing December 31, 2005 and a $5,000,000 line of credit maturing December 31, 2002. These loans each bear floating interest rates based on Chase Manhattan Bank prime rate less 1.25%. The loan agreement contains a financial covenant related to net worth with which the Company was in compliance at the end of the second quarter of 2002. As of June 30, 2002, we had borrowed $27,119,564 on the advancing term loan and $5,000,000 on the line of credit leaving a balance available on the advancing term loan of $2,880,436. We have used these loans to help finance the expansion project at our cement manufacturing facility. We anticipate that the line of credit maturing December 31, 2002 will be paid using funds from operations or additional bank financing. Our board of directors has given management the authority to borrow an additional $15,000,000 for a maximum of $50,000,000. At this time we do not anticipate borrowing the additional $15,000,000; although an increase in financing may be required on a short-term basis.

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


Results of Operations

     Cement, ready-mixed concrete and sundry building materials are used in residential, commercial and governmental construction. Although overall demand for our products by each of these segments remains strong, it varies within our market area. In some areas of our market, residential construction is down while commercial and governmental needs are up. In other areas, residential demand is up and commercial and governmental use is down. For the balance of this year, we continue to see variations in demand within our market area. Low interest rates have helped to prevent sizeable drops in construction activities. Major construction projects, including schools and detention facilities are currently underway in our market area. These projects, which use sizeable amounts of cement, ready-mixed concrete and concrete products, contribute to the overall strong demand for our products.

     Consolidated net sales for the quarter ended June 30, 2002, increased by $1,662,289 when compared to the quarter ended June 30, 2001. Sales of cement were higher by $501,351, and sales of ready-mixed concrete and sundry building materials were higher by $1,160,938. Cement and ready-mixed concrete sales continue to benefit from the strong demand for these products in our market area.

     The gross profit rate for the three months ended June 30, 2002 was 17.0% versus 17.5% for the three months ended June 30, 2001.

     Selling, general, and administrative expenses increased by 8.7% during the second quarter of 2002 compared to the second quarter of 2001. Overall increases in payroll and health care costs primarily in the ready-mixed concrete and sundry building material segment contributed to this increase, although no single factor increased materially.

     Interest income decreased $94,883 during the second quarter of 2002 as compared to the second quarter of 2001 primarily due to the reduction in short-term investments as the Company utilized these funds for capital improvements.

     Interest expense increased $29,180 during the second quarter of 2002 as compared to the second quarter of 2001 primarily due to the increase in loans outstanding. The Company utilized these loans for capital improvements.

     Consolidated net sales for the six months ended June 30, 2002 were $58,280,820, an increase of $4,198,915 as compared to the six months ended June 30, 2001. Sales of cement were higher by $1,385,782 and sales of ready-mixed concrete and sundry building materials were higher by $2,813,133. Mild, dry weather in the Company's market area during the first half of 2002 allowed construction projects to proceed. In contrast, during the first half of 2001, wet weather slowed construction projects, decreasing sales of both cement and ready-mixed concrete.

     The gross profit rate for the first six months of 2002 was 13.2% versus 14.1% for the first six months of 2001. Additional depreciation expense of approximately $1,710,000, largely associated with the plant expansion projects completed in the latter part of 2001, is the primary reason for the decrease in gross profit rate.

     Selling, general, and administrative expenses increased 9.9% for the first six months of 2002 compared to the first six months of 2001. Overall increases in insurance, payroll costs and legal and professional expenses contributed to this increase, although no single factor increased materially.

     Interest income decreased $113,554 for the first six months of 2002 as compared to the first six months of 2001 primarily due to the reduction in short-term investments as the Company utilized these funds for capital improvements.

     Interest expense increased $147,628 for the first half of 2002 as compared to the first half of 2001 primarily due to the increase in bank loans outstanding. The Company utilized these loans for capital improvements.

     Other, net decreased $475,589 during the first six months of 2002 as compared to the first six months of 2001 primarily due to a reduction in subsidiary losses allocated to minority interest and a reduction in the gains on the sales of equipment.

     The Financial Accounting Standards Board (FASB) recently issued four new accounting rules. Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," effective July 1, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," effective for the 2002 calendar year, and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for the 2002 calendar year, are not expected to have a material effect on the Company's financial position or results of operations. The Company has not yet assessed the impact, if any, of adopting SFAS No. 143, " Accounting for Asset Retirement Obligations," effective for the 2003 calendar year. In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which is not expected to have a material effect on the Company's financial position or results of operations.

MARKET RISK

     Market risks relating to the Company's operations result primarily from changes in demand for our products. A significant increase in interest rates could lead to a reduction in construction activities in both the residential and commercial markets. Budget shortfalls during economic slowdowns could cause money to be diverted away from highway projects, schools, detention facilities and other governmental construction projects. Reduction in construction activity lowers the demand for cement, ready-mixed concrete and sundry building materials. As demand decreases, competition to retain sales volume could create downward pressure on sales prices. The manufacture of cement requires a significant investment in property, plant and equipment and a trained workforce to operate and maintain this equipment. These costs do not materially vary with the level of production. As a result, by operating at or near capacity, regardless of demand, companies can reduce per unit production costs. The continual need to control production costs encourages overproduction during periods of reduced demand.

     Interest rates on the Company's bank loans are variable and are based on the Chase Manhattan Bank prime rate less 1.25%.


SEASONALITY

     Our Company's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.




                         PART  II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of the stockholders of The Monarch Cement Company held on April 10, 2002, the stockholders elected three Class I Directors, namely, David L. Deffner, Gayle C. McMillen, and Richard N. Nixon to serve terms expiring at the annual meeting of stockholders in 2005. Class II Directors, namely, Byron J. Radcliff, Michael R. Wachter, Walter H. Wulf, Jr., and Walter H. Wulf, III, and Class III Directors, namely, Jack R. Callahan, Ronald E. Callaway, Robert M. Kissick and Byron K. Radcliff, continue to serve terms expiring at the annual meetings of stockholders in 2003 and 2004, respectively.

     The following is a summary of votes cast.

                                               Withhold       Abstentions/
                                               Authority/        Broker
                                   For          Against        Non-votes
         David L. Deffner       16,196,422      117,808           N/A
         Gayle C. McMillen      16,185,737      128,493           N/A
         Richard N. Nixon       16,032,297      281,933           N/A


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              99.1 Certificate of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certificate of the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K. There was one report required to be filed on Form 8-K during the quarter for which this report is being filed (April 1, 2002 to June 30, 2002, inclusive).








                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date     August 14, 2002                   /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Chairman of the Board



Date     August 14, 2002                   /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer

                                                              Exhibit 99.1


                  Certification of Chief Executive Officer

     I, Walter H. Wulf, Jr., President and Chairman of the Board of The Monarch Cement Company (the "Company"), do hereby certify in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (a) The Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which this certification accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (b) The information contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which this certification accompanies, fairly presents, in all material aspects, the financial condition and results of operations of the Company.


Dated:  August 14, 2002.


                                           /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Chairman of the Board

                                                              Exhibit 99.2


                  Certification of Chief Financial Officer

     I, Lyndell G. Mosley, Chief Financial Officer and Assistant Secretary-Treasurer of The Monarch Cement Company (the "Company"), do hereby certify in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (a) The Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which this certification accompanies, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (b) The information contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which this certification accompanies, fairly presents, in all material aspects, the financial condition and results of operations of the Company.


Dated:  August 14, 2002.


                                           /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer