Form 10-Q
period 2002-09-30
MONARCH CEMENT CO
filed 2002-11-14
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended September 30, 2002, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                           YES  [X]      NO [ ]

As of November 5, 2002, there were 2,341,243 shares of Capital Stock, par value $2.50 per share outstanding and 1,685,715 shares of Class B Capital Stock, par value $2.50 per share outstanding.


PART  I - FINANCIAL INFORMATION

The condensed consolidated financial statements included in this report have been prepared by our Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Our Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Those adjustments consist only of normal, recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Company's most recent annual report on Form 10-K for 2001 filed with the Securities & Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Item 1.  Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001

ASSETS                                                 2 0 0 2      2 0 0 1
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                         $  3,671,290  $  3,224,861
  Short-term investments, at cost which
    approximates market                                    2,241       164,073
  Receivables, less allowances of $500,000 in 2002
    and $493,000 in 2001 for doubtful accounts        20,517,570    13,262,283
  Inventories, priced at cost which is not in
    excess of market-
    Cost determined by last-in, first-out method-
      Finished cement                               $  1,535,129  $  1,813,898
      Work in process                                    779,809     2,629,984
      Building products                                1,228,185     1,159,676
    Cost determined by first-in, first-out method-
      Fuel, gypsum, paper sacks and other              4,126,417     4,119,068
    Cost determined by average method-
      Operating and maintenance supplies               8,272,096     7,867,711
          Total inventories                         $ 15,941,636  $ 17,590,337
  Refundable federal and state income taxes                -           474,867
  Deferred income taxes                                  505,000       505,000
  Prepaid expenses                                       232,620        66,193
          Total current assets                      $ 40,870,357  $ 35,287,614

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and depletion of
  $99,728,291 in 2002 and $92,458,417 in 2001         82,290,235    81,441,837
DEFERRED INCOME TAXES                                  2,415,000     2,305,000
OTHER ASSETS                                          10,754,322     7,603,212
                                                    $136,329,914  $126,637,663


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                  $  6,843,787  $  6,636,841
  Bank loan payable                                    5,000,000     5,000,000
  Current portion of advancing term loan               2,500,000         -
  Accrued liabilities                                  5,220,453     5,162,357
          Total current liabilities                 $ 19,564,240  $ 16,799,198

LONG-TERM DEBT                                        23,495,819    19,899,655
ACCRUED POSTRETIREMENT BENEFITS                        8,708,152     8,442,462
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES         1,953,402     2,453,827

STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share-
  Authorized 10,000,000 shares, Issued
  2,333,724 shares at 9/30/2002 and
  2,303,362 shares at 12/31/2001                    $  5,834,310  $  5,758,405
Class B capital stock, par value $2.50 per share,
  supervoting rights of ten votes per share,
  restricted transferability, convertible at all
  times into Capital Stock on a share-for-share
  basis - Authorized 10,000,000 shares, Issued
  1,693,234 shares at 9/30/2002 and 1,723,596
  shares at 12/31/2001                                 4,233,085     4,308,990
Retained earnings                                     71,755,906    67,900,126
Accumulated other comprehensive income                   785,000     1,075,000
          Total stockholders' investment            $ 82,608,301  $ 79,042,521
                                                    $136,329,914  $126,637,663

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and the Nine Months Ended September 30, 2002 and 2001
(Unaudited)


                                For the Three Months Ended    For the Nine Months Ended
                               	 September 30, September 30,  September 30,September 30,
                                    2002         2001            2002         2001
NET SALES                        $41,728,112  $39,618,762    $100,008,932  $93,700,667

COST OF SALES                     32,752,459   32,667,367      83,347,514   79,109,821

   Gross profit from operations  $ 8,975,653  $ 6,951,395    $ 16,661,418  $14,590,846

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          2,860,974    2,459,345       8,173,981    7,292,735

   Income from operations          6,114,679  $ 4,492,050    $  8,487,437  $ 7,298,111

OTHER INCOME (EXPENSE):
  Interest income                $    84,184  $   114,371    $    210,877  $   354,618
  Interest expense                  (288,433)     273,069        (754,574)     (45,444)
  Other, net                         (31,336)      75,444        (127,177)     455,192

                                 $  (235,585) $   462,884    $   (670,874) $   764,366

   Income before taxes on income $ 5,879,094  $ 4,954,934    $  7,816,563  $ 8,062,477
PROVISION FOR TAXES ON INCOME      1,765,000    1,600,000       2,350,000    2,600,000

NET INCOME                       $ 4,114,094  $ 3,354,934    $  5,466,563  $ 5,462,477

RETAINED EARNINGS, beg. of period 68,447,203   64,659,304      67,900,126   64,117,194

Less cash dividends                  805,391      809,951       1,610,783    1,612,417

Less purchase and retirement
 of treasury stock                     -          291,825           -        1,054,792

RETAINED EARNINGS, end of period $71,755,906  $66,912,462    $ 71,755,906  $66,912,462

Basic earnings per share               $1.02         $.83           $1.36        $1.35

Cash dividends per share                $.20         $.20            $.40         $.40

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and the Nine Months Ended September 30, 2002 and 2001 (Unaudited)

                                For the Three Months Ended    For the Nine Months Ended
                                September 30, September 30,  September 30,September 30,
                                    2002         2001            2002          2001
NET INCOME                       $ 4,114,094  $ 3,354,934    $  5,466,563  $ 5,462,477
UNREALIZED APPRECIATION
  (DEPRECIATION) ON AVAILABLE
  FOR SALE SECURITIES (Net of
  deferred tax expense (benefit)
  of $(240,000), $(220,000),
  $(190,000) and $35,000,
  respectively)                     (360,000)    (320,000)       (290,000)      55,000
COMPREHENSIVE INCOME             $ 3,754,094  $ 3,034,934    $  5,176,563  $ 5,517,477

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001 (Unaudited)
                                                         2002          2001
OPERATING ACTIVITIES:
 Net income                                          $  5,466,563  $  5,462,477
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion                           8,227,086     6,352,925
   Minority interest in earnings (losses) of
    subsidiaries                                          171,357      (140,049)
   Deferred income taxes, long-term                         -            35,000
   Gain on disposal of assets                             (87,967)     (154,198)
   Realized gain on sale of other investments               -           (99,088)
   Change in assets and liabilities, net of
    acquisitions:
     Receivables, net                                  (7,255,287)   (9,693,773)
     Inventories                                        1,648,701     3,553,819
     Refundable federal and state income taxes            474,867      (100,000)
     Prepaid expenses                                    (166,427)     (167,809)
     Other assets                                          10,546       (67,178)
     Accounts payable and accrued liabilities           1,553,325       624,954
     Accrued postretirement benefits                      265,690       239,646
     Accrued pension expense                             (119,854)      (80,682)

    Net cash provided by operating activities        $ 10,188,600  $  5,766,044

INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment        $ (7,352,814) $(37,525,961)
 Proceeds from disposals of property, plant
  and equipment                                           209,314       302,709
 Payment for purchases of equity investments           (1,193,469)   (2,356,088)
 Proceeds from disposals of equity investments               -          229,315
 Decrease in short-term investments, net                  161,832     2,547,225
 Net purchases of subsidiaries' stock                  (2,421,057)   (1,040,400)

    Net cash used for investing activities           $(10,596,194) $(37,843,200)

FINANCING ACTIVITIES:
 Proceeds from bank loans                            $  4,090,331  $ 29,890,112
 Cash dividends paid                                   (3,221,566)   (3,252,775)
 Subsidiaries' dividends paid to minority interest        (14,742)      (11,057)
 Purchase of treasury stock                                 -        (1,225,136)

    Net cash provided by financing activities        $    854,023  $ 25,401,144

Net increase (decrease) in cash and cash
  equivalents                                        $    446,429  $ (6,676,012)

CASH AND CASH EQUIVALENTS, beginning of year            3,224,861     9,451,281

CASH AND CASH EQUIVALENTS, end of period             $  3,671,290  $  2,775,269


Interest paid, net of amount capitalized                 $771,430       $40,517
Income taxes paid                                        $341,941    $1,334,150

See notes to condensed consolidated financial statements


THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001 (Unaudited), and December 31, 2001


1. For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10-K.
2. Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.
The weighted average number of shares outstanding was 4,026,958 and 4,044,321 in the third quarter of 2002 and 2001, respectively, and 4,026,958 and 4,056,142 in the first nine months of 2002 and 2001, respectively. The Company has no common stock equivalents and therefore, does not report diluted earnings per share.
3. Our Company groups its operations into two business segments - Industry Segment A (cement manufacturing) and Industry Segment B (ready-mixed concrete and sundry building materials). Following is condensed information for each segment for the periods ended September 30, 2002 and 2001 and December 31, 2001 (in thousands):

                                         Three Months Ended  Nine Months Ended
                                   9/30/02  9/30/01   9/30/02  9/30/01
       Sales to Unaffiliated Customers-
         Industry:  Segment A             $17,491  $18,430   $39,331  $38,884
                    Segment B              24,237   21,189    60,678   54,817
       Intersegment Sales-
         Industry:  Segment A               3,188    2,550     8,360    7,275
                    Segment B                  49       51        85       61
       Operating Profit-
         Industry:  Segment A               4,250    3,993     6,318    8,031
                    Segment B               1,864      500     2,169     (732)
       Capital Expenditures-
         Industry:  Segment A               1,158    8,894     2,634   33,363
                    Segment B               1,243      710     4,719    4,163
                                                              Balance as of
                                                      9/30/02 12/31/01
       Identifiable Assets-
         Industry:  Segment A                                $79,453  $79,454
                    Segment B                                 39,529   32,906
       Corporate Assets-                                      17,348   14,278

4. Revenue is earned and recorded when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Accordingly, the Company records revenue from the sale of cement, ready-mixed concrete and sundry building materials when the products are delivered to the customer. Long-term construction contract revenues are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs. Full provision is made for any anticipated losses. Billings for long-term construction contracts are rendered monthly, including the amount of retainage withheld by the customer until contract completion. Retainages are included in accounts receivable and are generally receivable within one year.
5. Property, plant and equipment increased by approximately $7,353,000 during the first nine months of 2002 due to the modernization and expansion program currently in process at the cement manufacturing facility and the upgrade of equipment in the ready-mixed concrete and sundry building materials segment. This includes approximately $62,000 of capitalized interest expense.
6. In January 2001, Monarch entered into an unsecured credit commitment with a bank. This commitment consists of a $30,000,000 advancing term loan maturing December 31, 2005 and a $5,000,000 line of credit maturing
December 31, 2002. These loans each bear floating interest rates based on Chase Manhattan Bank prime rate less 1.25%. The loan agreement contains a financial covenant related to net worth with which the Company was in compliance at the end of the third quarter of 2002. As of September 30, 2002, Monarch had borrowed $23,989,986 on the advancing term loan and $5,000,000 on the line of credit leaving a balance available on the advancing term loan of $6,010,014. The average daily interest rate paid by Monarch during the third quarter and the first nine months of 2002 was 3.5%.
7. Certain reclassifications have been made to the September 30, 2001 consolidated income statements to conform to the September 30, 2002 consolidated income statement presentation. These reclassifications had no effect on net earnings.

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

LIQUIDITY

     We are able to meet our cash needs primarily from a combination of operations and bank loans. Cash increased during the first nine months of 2002 primarily due to income from operations and bank loans.

     In January 2001, we entered into an unsecured credit commitment with a bank. This commitment consists of a $30,000,000 advancing term loan maturing December 31, 2005 and a $5,000,000 line of credit maturing December 31, 2002. These loans each bear floating interest rates based on Chase Manhattan Bank prime rate less 1.25%. The loan agreement contains a financial covenant related to net worth with which the Company was in compliance at the end of the third quarter of 2002. As of September 30, 2002, we had borrowed $23,989,986 on the advancing term loan and $5,000,000 on the line of credit leaving a balance available on the advancing term loan of $6,010,014. We have used these loans to help finance the expansion project at our cement manufacturing facility. We anticipate that the line of credit maturing December 31, 2002 will be paid using funds from operations or additional bank financing. Our board of directors has given management the authority to borrow an additional $15,000,000 for a maximum of $50,000,000. At this time we do not anticipate borrowing the additional $15,000,000; although an increase in financing may be required on a short-term basis.

FINANCIAL CONDITION

     Total assets as of September 30, 2002 were $136,329,914, an increase of $9,692,251 since December 31, 2001. The majority of this increase is the result of an increase in receivables caused by the seasonality of our business (see Seasonality below). Other assets increased due to recent acquisitions.

     Indebtedness increased $6,096,164 during the first nine months of 2002 due primarily to capital expenditures and acquisitions.

     Stockholder's equity increased 4.5% during the first nine months of 2002. Basic earnings were $1.36 per share, and dividends declared were $.40 per share through September 30, 2002.

CAPITAL RESOURCES

     As of the end of 2001, we had completed the installation of a precalciner and clinker cooler on one of our kilns. We had also started preliminary work on a precalciner and clinker cooler for our second preheater kiln and the design of a new coal firing system to fuel the precalciners on both kilns. We anticipate that we will have received and paid for the majority of the precalciner, clinker cooler and coal firing equipment prior to year-end. We have decided to postpone the installation of this equipment until market projections indicate the need for additional kiln capacity. We will continue to evaluate market conditions, proposed capital expenditures and the Company's cash resources as we finalize the timing of expansion projects and loan requirements.


Results of Operations

     Cement, ready-mixed concrete and sundry building materials are used in residential, commercial and governmental construction. Although overall demand for our products by each of these segments remains strong, it varies within our market area. In some areas of our market, residential construction is down while commercial and governmental needs are up. In other areas, residential demand is up and commercial and governmental use is down. For the balance of this year, we continue to see variations in demand within our market area. Low interest rates have helped to prevent sizeable drops in construction activities. Major construction projects, including schools, hospitals, waste water treatment plants, and detention facilities are currently underway in our market area. These projects, which use sizeable amounts of cement, ready-mixed concrete and concrete products, contribute to the overall strong demand for our products.

     Consolidated net sales for the quarter ended September 30, 2002, increased by $2,109,350 when compared to the quarter ended September 30, 2001. Sales of cement were lower by $938,245, and sales of ready-mixed concrete and sundry building materials were higher by $3,047,595. Increased construction activity and favorable weather conditions made it possible to increase the sales volume of ready-mixed concrete and sundry building materials resulting in higher net sales for this segment.

     The gross profit rate for the three months ended September 30, 2002 was 21.5% versus 17.5% for the three months ended September 30, 2001. This increase is primarily due to increased utilization of equipment made possible by higher sales volumes of ready-mixed concrete and other operating efficiencies.

     Selling, general, and administrative expenses increased by.16.3% during the third quarter of 2002 compared to the third quarter of 2001. Overall increases in payroll, insurance and bad debts primarily in the ready-mixed concrete and sundry building material segment contributed to this increase, although no single factor increased materially.

     Interest expense increased $561,502 during the third quarter of 2002 as compared to the third quarter of 2001 primarily due to the increase in loans outstanding and the capitalization of interest during the third quarter of 2001. The Company utilized these loans for capital improvements.

     The effective tax rates for the third quarter of 2002 and 2001 were 30.0% and 32.3%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and minority interest in consolidated income (loss).

     Consolidated net sales for the nine months ended September 30, 2002 were $100,008,932, an increase of $6,308,265 as compared to the nine months ended September 30, 2001. Sales of cement were higher by $447,537 and sales of ready-mixed concrete and sundry building materials were higher by $5,860,728. Increased construction activity and favorable weather conditions made it possible to increase the sales volume of ready-mixed concrete and sundry building materials resulting in higher net sales for this segment. Mild, dry weather in the Company's market area during the first half of 2002 allowed construction projects to proceed. In contrast, during the first half of 2001, wet weather slowed construction projects, decreasing sales of both cement and ready-mixed concrete.

     The gross profit rate for the first nine months of 2002 was 16.7% versus 15.6% for the first nine months of 2001. This increase is primarily due to increased utilization of equipment made possible by higher sales volumes of ready-mixed concrete and other operating efficiencies.

     Selling, general, and administrative expenses increased 12.1% for the first nine months of 2002 compared to the first nine months of 2001. Overall increases in payroll, insurance and bad debts primarily in the ready-mixed concrete and sundry building materials segment contributed to this increase, although no single factor increased materially.

     Interest income decreased $143,741 for the first nine months of 2002 as compared to the first nine months of 2001. In 2001, the Company received interest on amended state income tax returns. A reduction in short-term investments as the Company utilized these funds for capital improvements also contributed to the decline in interest income.

     Interest expense increased $709,130 for the first nine months of 2002 as compared to the first nine months of 2001 primarily due to the increase in bank loans outstanding and the capitalization of interest in 2001. The Company utilized these loans for capital improvements.

     Other, net decreased $582,369 during the first nine months of 2002 as compared to the first nine months of 2001 primarily due to a reduction in subsidiary losses allocated to minority interest and a reduction in the gains on the sales of equipment.

     The effective tax rates for the nine months ended September 30, 2002 and 2001 were 30.1% and 32.2%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and minority interest in consolidated income (loss).

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

INFLATION

     Inflation directly affects the Company's operating costs. The manufacture of cement requires the use of a significant amount of energy. The Company burns primarily solid fuels, such as coal and petroleum coke, in its preheater kilns. We do not anticipate a significant increase above the rate of inflation in the cost of these solid fuels, or in the electricity required to operate our cement manufacturing equipment. In 2001, the Company added a precalciner to one of its kilns to increase production capacity. This precalciner burns natural gas. Increases in natural gas prices exceeding the rate of inflation, such as occurred in late 2000 and early 2001, create an above average increase in manufacturing costs. As gas prices decreased, the Company negotiated a set purchase price for the majority of its projected natural gas needs. The Company has plans to add a coal firing system to its precalciner kiln to reduce dependence on natural gas. Prices of the specialized replacement parts and equipment the Company must continually purchase tend to increase directly with the rate of inflation causing manufacturing costs to increase.

SEASONALITY

     Portland cement is the basic material used in the production of ready-mixed concrete that is used in highway, bridge and building construction. These construction activities are seasonal in nature. During winter months when the ground is frozen, groundwork preparation cannot be completed. Cold temperatures affect concrete set-time, strength and durability, limiting its use in winter months. Dry ground conditions are also required for construction activities to proceed. During the summer, winds and warmer temperatures tend to dry the ground quicker creating fewer delays in construction projects.

     Variations in weather conditions from year-to-year significantly affect the demand for our products during any particular quarter; however, our Company's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.

DISCLOSURE CONTROLS AND PROCEDURES/INTERNAL CONTROLS

(a) Based on an evaluation of disclosure controls and procedures for the period ended September 30, 2002 conducted by our President and Chief Financial Officer, we conclude that our disclosure controls and procedures are effective. The President and Chief Financial Officer conducted this evaluation on October 22, 2002.

(b) In August 2002, independent public accountants studied and evaluated the Company's internal control structure in connection with the review of our interim financial statements. This was not intended to be a complete review of all our internal controls. There were no significant changes in our internal control or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.




                         PART  II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) There are no exhibits required to be filed for the quarter ended September 30, 2002.

         (b) Reports on Form 8-K. There was one report required to be filed on Form 8-K during the quarter for which this report is being filed (July 1, 2002 to September 30, 2002, inclusive).

                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date   November 14, 2002                   /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Chairman of the Board



Date   November 14, 2002                   /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer

302 CERTIFICATIONS

I, Walter H. Wulf, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Monarch Cement Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                         /s/ Walter H. Wulf, Jr.
                                         Walter H. Wulf, Jr.
                                         President and Chairman of the Board


I, Lyndell G. Mosley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Monarch Cement Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                         /s/ Lyndell G. Mosley
                                         Lyndell G. Mosley, CPA
                                         Chief Financial Officer and
                                         Assistant Secretary-Treasurer