Form 10-K
period 2002-12-31
MONARCH CEMENT CO
filed 2003-03-17
CIK 67517

FORM 10-K
                                UNITED STATES
                      Securities and Exchange Commission
                           Washington, D.C.  20549

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002, or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the average bid and ask prices of such shares on March 6, 2003, was $54,131,868.

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes        No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask prices of such shares as of the last business day of the registrant's most recently completed second fiscal quarter was $66,833,375.

As of March 6, 2003, the registrant had outstanding 2,359,671 shares of Capital Stock, par value $2.50 per share, and 1,667,287 shares of Class B Capital Stock, par value $2.50 per share.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) the registrant's annual report to stockholders for the year ended December 31, 2002 - Parts I, II and IV of Form 10-K and (2) the registrant's definitive proxy statement prepared in connection with the annual meeting of stockholders to be held on April 9, 2003
- Parts II and III of Form 10-K.

                                    PART I

Item 1.   Business

          Reference is hereby made to pages 1, 2, 21 and 22 of The Monarch Cement Company's 2002 annual report to stockholders (filed herewith as Exhibit
13) for a description of the Company's business, including information regarding industry segments. Such information is hereby incorporated herein by reference. In addition, we submit the following information:

          The Company did not introduce any new products nor begin to do business in a new industry segment during 2002.

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

          It is necessary for the Company to invest a significant portion of its working capital in inventories. At December 31, 2002 the Company had inventories as follows:

              Cement . . . . . . . . . . . . . . . $ 1,386,348
              Work in process. . . . . . . . . . .     626,130
              Fuel, gypsum and other materials . .   5,284,296
              Operating and maintenance supplies .   8,059,488
                        Total. . . . . . . . . . . $15,356,262

          The Company is heavily dependent upon the construction industry and is directly affected by the level of activity in that industry. However, no customer accounted for 10% or more of the Company's consolidated net revenue during 2002, 2001 or 2000.

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

          The Company has, during the past several years, made substantial capital expenditures for pollution control equipment. The Company also incurs normal operating and maintenance expenditures in connection with its pollution control equipment.

          At December 31, 2002, the Company and its subsidiaries employed approximately 700 employees including 325 hourly non-union employees, 235 hourly union employees, and 140 salaried employees, which included plant supervisory personnel, sales and executive staff. The Company has a good working relationship with its employees and has been successful in negotiating multiyear union contracts without work stoppages.

          All of the Company's operations and sales are in one geographic area consisting primarily of the State of Kansas, the State of Iowa, southeast Nebraska, western Missouri, northwest Arkansas and northern Oklahoma.

Item 2.   Properties

          The Company's corporate offices and cement plant, including equipment and raw materials are located at Humboldt, Kansas, approximately 110 miles southwest of Kansas City, Missouri. The Company owns approximately 5,000 acres of land on which the Humboldt plant, offices and all essential raw materials are located. This plant has a present annual capacity of 875,000 tons of cement. The Company believes that this plant and equipment are suitable and adequate for its current level of operations; however, due to recent and projected market demands, the Company began updating its equipment to improve efficiency and increase capacity. We have completed the installation of a precalciner and clinker cooler on one of our preheater kilns and have purchase a precalciner and clinker cooler to increase production through our second preheater kiln. We have postponed the installation of this equipment until market projections indicate the need for this additional kiln capacity. The installation of this equipment would allow the Company to produce in excess of one million tons of cement per year. Producing at that level, raw material reserves are estimated to be sufficient to maintain operations at this plant for more than 50 years. Reference is hereby made to pages 3 and 4 of the Company's 2002 annual report to stockholders (filed herewith as Exhibit 13) for a description of the Company's capital resources and expansion plans. Such information is hereby incorporated herein by reference.

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

Item 3.   Legal Proceedings

          The Company was not a party to any material legal proceedings during 2002.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.




                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 8 of the Company's 2002 annual report to stockholders. In addition we submit the following:

          The Company does not have any compensation plans or individual compensation arrangements under which equity securities of the registrant are authorized for issuance to employees or non-employees.

Item 6.   Selected Financial Data

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 1 of the Company's 2002 annual report to stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 2 through 8 of the Company's 2002 annual report to stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          The Company is exposed to various market risks, including equity investment prices. The Company has $8,540,000 of equity securities as of December 31, 2002. These investments are not hedged and are exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $510,000 effect on comprehensive income.

          The Company also has $28,048,076 of bank loans as of December 31, 2002. Interest rates on the Company's advancing term loan and line of credit are variable and are based on the JP Morgan Chase prime rate less 1.25% and ..75%, respectively.

Item 8.   Financial Statements and Supplementary Data

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 9 through 23 of the Company's 2002 annual report to stockholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 12 and 13 of the Company's definitive proxy statement prepared in connection with its 2003 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant



          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 3 through 5 of the Company's definitive proxy statement prepared in connection with its 2003 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.

Item 11.  Executive Compensation

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 7 through 10 (except for the information set forth under the heading "Board of Directors' Report on Executive Compensation" which is expressly excluded from such incorporation) of the Company's definitive proxy statement prepared in connection with its 2003 annual meeting of stockholders pursuant to regulation 14A and previously filed with the Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 6 and 7 of the Company's definitive proxy statement prepared in connection with its 2003 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.

Item 13.  Certain Relationships and Related Transactions

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 8 of the Company's definitive proxy statement prepared in connection with its 2003 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.

Item 14.  Controls and Procedures

          (a) Based on an evaluation of disclosure controls and procedures for the period ended December 31, 2002 conducted by our President and Chief Financial Officer, we conclude that our disclosure controls and procedures are effective. The President and Chief Financial Officer conducted this evaluation on February 4, 2003.

          (b) In February 2003, the independent public accountants studied and evaluated the Company's internal control structure in connection with the audit of our annual consolidated financial statements. This was not intended to be a complete audit of all our internal controls. There were no significant changes in our internal control or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.




                                   PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          Financial Statements
          The reports of Independent Public Accountants--BKD, LLP and Arthur Andersen LLP; the Consolidated Balance Sheets--December 31, 2002 and 2001; the Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000; the Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000; the Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 2002, 2001 and 2000; the Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000; and the Notes to Consolidated Financial Statements are incorporated by reference in Item 8 to this report from the Company's 2002 annual report to stockholders on pages 9 through 23.

          Supporting Schedules
          Schedule II -- Valuation and Qualifying Accounts

          Exhibits
          3(i) Articles of Incorporation. (Filed with the Company's annual report on Form 10-K for the year ended December 31, 1994 (File No. 0-2757) as Exhibit 3(i) and incorporated herein by reference.)
          3(ii)    By-laws.  (Filed with the Company's annual report
                   on Form 10-K for the year ended December 31, 1994 (File No. 0-2757) as Exhibit 3(ii) and incorporated herein by reference.)
          10.1 Loan agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch Cement Company. (Filed with the Company's quarterly report on
                   Form 10-Q for the quarter ended September 30, 2001 (File No. 0-2757) as Exhibit 10.1 and incorporated herein by reference.)
          10.1(a) First amendment to agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch Cement Company.
          13     2002 Annual Report to Stockholders.
          16(a)  Letter re change in certifying public accountant.
                 Filed with the Company's report on Form 8-K,
                 May 15, 2002 (File No. 0-2757) as Exhibit 16
                 and incorporated herein by reference.)
          16(b)  Letter re change in certifying public accountant.
                 Filed with the Company's report on Form 8-K,
                 August 12, 2002 (File No. 0-2757) as Exhibit 16
                 and incorporated herein by reference.)
          21     Subsidiaries of the Registrant.

          Form 8-K

          There was one Form 8-K report filed during the last quarter of 2002 (October 1, 2002 through December 31, 2002). This report contained the Certification of the Chief Executive Officer and the Certification of the Chief Financial Officer which accompanied the Form 10-Q filed for the quarter ended September 30, 2002.

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

                       Date:     March 14, 2003


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

Date:       March 14, 2003                Date:       March 14, 2003


By:  /s/ David L. Deffner                 By:  /s/ Walter H. Wulf, Jr.
     David L. Deffner                          Walter H. Wulf, Jr.
     Director                                  President, Principal Executive
                                               Officer and Director

Date:       March 14, 2003                Date:       March 14, 2003




By:  /s/ Robert M. Kissick                By:  /s/ Lyndell G. Mosley
     Robert M. Kissick                         Lyndell G. Mosley, CPA
     Director                                  Chief Financial Officer

Date:       March 14, 2003                Date:       March 14, 2003


By:  /s/ Gayle C. McMillen                By:  /s/ Debra P. Roe
     Gayle C. McMillen                         Debra P. Roe, CPA
     Director                                  Principal Accounting Officer

Date:       March 14, 2003                Date:       March 14, 2003

                                CERTIFICATION


     I, Walter H. Wulf, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of The Monarch Cement Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003
                                           /s/ Walter H. Wulf, Jr.
                                           Walter H. Wulf, Jr.
                                           President and Chairman of the Board

I, Lyndell G. Mosley, certify that:

     1. I have reviewed this annual report on Form 10-K of The Monarch Cement Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003
                                           /s/ Lyndell G. Mosley
                                           Lyndell G. Mosley
                                           Chief Financial Officer and
                                           Assistant Secretary-Treasurer

                      Report of Independent Accountants'
                       on Financial Statement Schedules



Board of Directors and Stockholders
The Monarch Cement Company
Humboldt, Kansas


In connection with our audit of the consolidated financial statements of The Monarch Cement Company for the year ended December 31, 2002, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit of the basic consolidated financial statements. This schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the consolidated financial statements.

In our opinion, the 2002 financial statement schedule referred to above, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The financial statement schedules for the two years ended December 31, 2001, were audited by other accountants who have ceased operations. Their report dated February 22, 2002, expressed an unqualified opinion on such financial statement schedules in relation to the basic consolidated financial statements for the two years ended December 31, 2001, taken as a whole.

BKD, LLP
Kansas City, Missouri
February 14, 2003

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


Arthur Andersen LLP

Kansas City, Missouri,
February 22, 2002



*	The report is a copy of the previously issued report.
*	The predecessor auditor has not reissued the report.

                         THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

                       SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         FOR THE THREE YEARS ENDED DECEMBER 31, 2002



                                                  Additions
                                      Balance at  Charged to  Deduction    Balance
                                      Beginning   Costs and      from      at End
            Description               of Period    Expenses    Reserves   of Period
                                                                 (1)
For the Year Ended December 31, 2002:
  Reserve for doubtful accounts        $493,000    $468,000    $317,000    $644,000


For the Year Ended December 31, 2001:
  Reserve for doubtful accounts        $375,000    $199,000    $ 81,000    $493,000


For the Year Ended December 31, 2000:
   Reserve for doubtful accounts       $409,000    $ 78,000    $112,000    $375,000

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

 10.1(a)         First amendment to agreement dated January 1,
                   2001, between the Bank of Oklahoma N.A.
                   and The Monarch Cement Company.

 13              2002 Annual Report to Stockholders.

 16(a)           Letter re change in certifying public
                   accountant. (Filed with the Company's
                   report on Form 8-K, May 15, 2002
                   (File No. 0-2757) as Exhibit 16 and
                   incorporated herein by reference.)

 16(b)           Letter re change in certifying public
                   accountant. (Filed with the Company's
                   report on Form 8-K, August 12, 2002
                   (File No. 0-2757) as Exhibit 16 and
                   incorporated herein by reference.)

 21              Subsidiaries of the Registrant.