Form 10-Q
period 2003-03-31
MONARCH CEMENT CO
filed 2003-05-15
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2003, or

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  YES [ ]   NO [X}

As of May 8, 2003, there were 2,369,861 shares of Capital Stock, par value $2.50 per share outstanding and 1,657,097 shares of Class B Capital Stock, par value $2.50 per share outstanding.


PART  I - FINANCIAL INFORMATION

The condensed consolidated financial statements included in this report have been prepared by our Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Our Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Those adjustments consist only of normal, recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Company's most recent annual report on Form 10-K for 2002 filed with the Securities & Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Item 1.  Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2003 and December 31, 2002

ASSETS                                                2 0 0 3      2 0 0 2
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $  2,249,977  $  3,909,215
  Receivables, less allowances of $666,000 in 2003
    and $644,000 in 2002 for doubtful accounts       11,204,258    15,916,614
  Inventories, priced at cost which is not in
    excess of market-
    Cost determined by last-in, first-out method-
      Finished cement                              $  5,794,560  $  1,386,348
      Work in process                                 1,457,727       626,130
      Building products                               1,145,630     1,119,723
    Cost determined by first-in, first-out method-
      Fuel, gypsum, paper sacks and other             4,723,711     4,164,573
    Cost determined by average method-
      Operating and maintenance supplies              7,862,048     8,059,488
          Total inventories                        $ 20,983,676  $ 15,356,262
  Refundable federal and state income taxes           1,164,306       562,496
  Deferred income taxes                                 593,000       593,000
  Prepaid expenses                                      963,336        82,304
          Total current assets                     $ 37,158,553  $ 36,419,891

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and depletion of
  $98,574,003 in 2003 and $96,128,254 in 2002        81,283,068    82,331,077
DEFERRED INCOME TAXES                                 4,077,585     4,038,000
OTHER ASSETS                                         10,556,807    10,717,296
                                                   $133,076,013  $133,506,264


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                 $  5,509,868  $  5,845,901
  Bank loan payable                                   6,687,798     3,048,076
  Current portion of advancing term loan              3,278,080     3,255,476
  Accrued liabilities                                 3,476,378     5,011,856
          Total current liabilities                $ 18,952,124  $ 17,161,309

LONG-TERM DEBT                                       22,406,663    23,284,663
ACCRUED POSTRETIREMENT BENEFITS                       9,377,010     9,322,377
ACCRUED PENSION EXPENSE                               2,502,952     2,418,375
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES        1,810,383     1,969,101

STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share,
  1 vote per share - Authorized 10,000,000
  shares, Issued 2,366,991 shares at 3/31/2003
  and 2,344,293 shares at 12/31/2002               $  5,917,478  $  5,860,733
Class B capital stock, par value $2.50 per share,
  supervoting rights of ten votes per share,
  restricted transferability, convertible at all
  times into Capital Stock on a share-for-share
  basis - Authorized 10,000,000 shares, Issued
  1,659,967 shares at 3/31/2003 and 1,682,665
  shares at 12/31/2002                                4,149,917     4,206,662
Retained earnings                                    69,318,486    70,582,044
Accumulated other comprehensive loss                 (1,359,000)   (1,299,000)
          Total stockholders' investment           $ 78,026,881  $ 79,350,439
                                                   $133,076,013  $133,506,264

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months Ended March 31, 2003 and 2002 (Unaudited)

                                                      2003           2002
NET SALES                                          $18,969,452    $22,871,653

COST OF SALES                                       17,963,866     21,201,324

    Gross profit from operations                   $ 1,005,586    $ 1,670,329

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         2,883,277      2,585,668

    Loss from operations                           $(1,877,691)   $  (915,339)

OTHER INCOME (EXPENSE):
  Interest income                                  $    56,982    $    41,094
  Interest expense                                    (253,982)      (172,515)
  Other, net                                           236,133        (88,848)
                                                   $    39,133    $  (220,269)

    Loss before taxes on income                    $(1,838,558)   $(1,135,608)

BENEFIT FROM TAXES ON INCOME                          (575,000)      (335,000)

NET LOSS                                           $(1,263,558)   $  (800,608)

RETAINED EARNINGS, beginning of period              70,582,044     67,900,126

RETAINED EARNINGS, end of period                   $69,318,486    $67,099,518

Basic loss per share                                     $(.31)         $(.20)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2003 and 2002 (Unaudited)

                                                      2003           2002
NET LOSS                                           $(1,263,558)   $  (800,608)
UNREALIZED APPRECIATION (DEPRECIATION)
  ON AVAILABLE FOR SALE SECURITIES (Net
  of deferred tax expense (benefit) of
  $(40,000) and $195,000 for 2003 and 2002,
  respectively)                                        (60,000)       290,000
COMPREHENSIVE LOSS                                 $(1,323,558)   $  (510,608)

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003 and 2002 (Unaudited)

                                                      2003           2002
OPERATING ACTIVITIES:
Net loss                                           $(1,263,558)   $  (800,608)
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and depletion                         2,647,551      2,529,211
  Minority interest in losses of subsidiaries         (158,718)       (90,932)
  Deferred income taxes                                    415          -
  Gain on disposal of assets                           (20,563)       (14,148)
  Realized gain on sale of other investments           (26,011)         -
  Change in assets and liabilities:
   Receivables, net                                  4,711,959         35,971
   Inventories                                      (5,627,414)    (3,871,723)
   Refundable federal and state income taxes          (601,810)      (102,163)
   Prepaid expenses                                   (881,032)      (375,367)
   Other assets                                          3,415          3,966
   Accounts payable and accrued liabilities           (287,747)      (557,462)
   Accrued postretirement benefits                      54,633         67,902
   Accrued pension expense                              84,577        (39,952)
  Net cash used for operating activities           $(1,364,303)   $(3,215,305)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment       $(1,526,409)   $(2,189,338)
Proceeds from disposals of property, plant
 and equipment                                          23,250         15,000
Payment for purchases of equity investments           (132,493)      (486,512)
Proceeds from disposals of equity investments          111,650          -
Decrease in short-term investments, net                    397        162,476
  Net cash used for investing activities           $(1,523,605)   $(2,498,374)

FINANCING ACTIVITIES:
Proceeds from bank loans                           $ 2,839,453    $ 6,422,073
Cash dividends paid                                 (1,610,783)    (1,610,783)
  Net cash provided by financing activities        $ 1,228,670    $ 4,811,290

Net decrease in cash and cash equivalents          $(1,659,238)   $  (902,389)

CASH AND CASH EQUIVALENTS, beginning of year         3,909,215      3,224,861

CASH AND CASH EQUIVALENTS, end of period           $ 2,249,977    $ 2,322,472


Interest paid                                        $ 242,802      $ 182,250
Income taxes paid                                    $  26,800      $(232,794)

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 and 2002 (Unaudited), and December 31, 2002


1.	For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10-K.
2.	Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.
The weighted average number of shares outstanding was 4,026,958 in the first quarter of 2003 and 2002.  The Company has no common stock equivalents and therefore, does not report diluted earnings per share.
3.	Our Company groups its operations into two business segments - Industry
Segment A (cement manufacturing) and Industry Segment B (ready-mixed concrete and sundry building materials). Following is condensed information for each segment for the periods ended March 31, 2003 and 2002 and
December 31, 2002 (in thousands):
                                                  Three Months Ended
                                            3/31/03  3/31/02
       Sales to Unaffiliated Customers
         Industry:  Segment A                      $ 6,253  $ 7,179
                    Segment B                       12,716   15,693
       Intersegment Sales
         Industry:  Segment A                        1,844    2,280
                    Segment B                          -        -
       Operating Loss
         Industry:  Segment A                         (276)    (119)
                    Segment B                       (1,602)    (796)
       Capital Expenditures
         Industry:  Segment A                          269      799
                    Segment B                        1,257    1,390
                                                    Balance as of
                                            3/31/03  12/31/02
       Identifiable Assets
         Industry:  Segment A                      $78,505  $76,369
                    Segment B                       35,929   37,316
       Corporate Assets                             18,642   19,821

4.	The Company records revenue from the sale of cement, ready-mixed concrete and sundry building materials when the products are delivered to the customers.  Long-term construction contract revenues are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs.  Full provision is made for any anticipated losses.
Billings for long-term construction contracts are rendered monthly, including the amount of retainage withheld by the customer until contract completion.  Retainages are included in accounts receivable and are generally due within one year.
5.	Capital expenditures for property, plant and equipment were approximately
$1,526,000 during the first three months of 2003.  These funds were primarily used to upgrade equipment in the ready-mixed concrete and sundry building materials segment.
6.	In December 2002, Monarch renegotiated its unsecured credit commitment with a bank.  This revised commitment consists of a $25,000,000 advancing term loan maturing December 31, 2005 and a $10,000,000 line of credit maturing
December 31, 2003.  At March 31, 2003 and 2002, there was $6,687,798 and
$5,000,000, respectively, borrowed against this line.  The line contains a financial covenant related to net worth which the Company was in compliance with at March 31, 2003.  Interest on the line of credit varies with the
JP Morgan Chase prime rate less .75% and is payable quarterly.  Monarch's interest rate on March 31, 2003 and 2002 was 3.5%.

   Long-term debt consists of:

                                            3/31/03     12/31/02
             Note payable, bank (a)       $24,199,731  $25,000,000
             Other                          1,485,012    1,540,139
                                          $25,684,743  $26,540,139
             Less current maturities        3,278,080    3,255,476
                                          $22,406,663  $23,284,663

             (a) Due December 31, 2005; payable $995,000 quarterly
                 including interest; interest computed based on JP Morgan Chase prime rate less 1.25%; subject to a financial covenant related to net worth which the Company was in compliance with at March 31, 2003.

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

     Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q report filed with the Securities and Exchange Commission, constitute "forward-looking statements". Except for historical information, the statements made in this report are forward-looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as "should", "expect", "anticipate", "believe", "intend", "may", "hope", "forecast" or similar words. In particular, statements with respect to variations in future demand for our products in our market area, the timing, scope, cost and benefits of our proposed and recently completed capital improvements and expansion plans, including the resulting increase in production capacity, our forecasted cement sales, the timing and source of funds for the repayment of our line of credit, and our anticipated increase in solid fuels and electricity required to operate our facilities and equipment are all forward-looking statements. You should be aware that forward-looking statements involve known and unknown risks, uncertainties, and other factors that may affect the actual results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others:

*	general economic and business conditions;
*	competition;
*	raw material and other operating costs;
*	costs of capital equipment;
*	changes in business strategy or expansion plans;
*	demand for our Company's products;
*	cyclical and seasonal nature of our business;
*	the affect weather has on our business;
*	the affect of environmental and other government regulation; and
*	the affect of federal and state funding on demand for our products.


LIQUIDITY

     We are able to meet our cash needs primarily from a combination of operations and bank loans. Cash decreased during the first three months of 2003 primarily due to the purchase of equipment, the increase in inventories and the payment of dividends.

     In December 2002, Monarch renegotiated its unsecured credit commitment with a bank. This revised commitment consists of a $25,000,000 advancing term loan maturing December 31, 2005 and a $10,000,000 line of credit maturing December 31, 2003. These loans each bear floating interest rates based on JP Morgan Chase prime rate less 1.25% and .75%, respectively. The loan agreement contains a financial covenant related to net worth with which the Company was in compliance at the end of the first quarter of 2003. As of March 31, 2003, we had borrowed $24,199,731 on the advancing term loan and $6,687,798 on the line of credit leaving a balance available on the line of credit of $3,312,202. The average daily interest rate we paid during the first quarter of 2003 was 3.0% on the advancing term loan and 3.5% on the line of credit. At the end of the quarter, the applicable interest rate was 3.0% on the advancing term loan and 3.5% on the line of credit. We have used these loans to help finance the expansion project at our cement manufacturing facility. We anticipate that the line of credit maturing December 31, 2003 will be paid using funds from operations or replacement bank financing. Our board of directors has given management the authority to borrow an additional $15,000,000 for a maximum of $50,000,000. At this time we do not anticipate borrowing the additional $15,000,000; although an increase in financing may be required on a short-term basis.


FINANCIAL CONDITION

     Total assets as of March 31, 2003 were $133,076,013, a decrease of $430,251 since December 31, 2002. Decreases in cash and receivables were substantially offset by an increase in inventories, resulting in a slight decrease in total assets. The variations are common during the first quarter of the year due to the seasonality of our business (see Seasonality below).

     Indebtedness increased $2,784,326 during the first three months of 2003 due primarily to increasing inventories and capital expenditures.

     Stockholders' investment decreased 1.7% during the first three months of 2003 primarily due to the net loss. Basic losses were $(.31) per share.


CAPITAL RESOURCES

     The Company regularly invests in miscellaneous equipment and facility improvements in both the cement and ready-mixed concrete segments. Capital expenditures during the first quarter of 2003 were primarily routine equipment purchases in the ready-mixed concrete segment. For the balance of the year, we anticipate continuing these recurring capital expenditures in order to keep our equipment and facilities up-to-date.

     We are also studying the potential fuel savings to be gained through the installation of a coal firing system on our precalciner kiln. This would allow us to burn primarily coal and petroleum coke in our precalciner in lieu of natural gas. We have purchased the coal firing equipment for this project; however, we do not anticipate major expenditures towards its installation until later 2003 or 2004. Finally, we continue to monitor projected market demands as we evaluate the feasibility of installing a second precalciner and clinker cooler to further increase our production capacity. Additional bank financing may be required if we elect to proceed with these projects.


Results of Operations

     Cement, ready-mixed concrete and sundry building materials are used in residential, commercial and governmental construction. Overall demand for our products by each of these segments has been strong for the past several years. For the year 2003, the Portland Cement Association (PCA) predicts only a modest decline in the total U.S. consumption of cement. Residential construction, although not as strong as 2002, is still predicted to remain strong due to continued projected low interest rates. Major construction projects, including parking garages, schools, hospitals, waste water treatment plants, and detention facilities are currently underway in our market area. The Kansas highway program is currently on target through 2003, although the Kansas legislature has voted to divert money from future highway projects to other areas due to serious budget shortfalls. Even though the PCA predicts a decline in overall construction spending for the third consecutive year, 2003 is projected to rank as the fourth best year in history for construction spending.

     Consolidated net sales for the three months ended March 31, 2003, decreased by $3,902,201 when compared to the three months ended March 31, 2002. Sales of cement were lower by $925,638, while sales of ready-mixed concrete and sundry building materials were lower by $2,976,563. During the first quarter of 2003, wet weather slowed construction projects, decreasing sales of both cement and ready-mixed concrete. In contrast, mild, dry weather our market area during the first quarter of 2002 allowed construction projects to proceed.

     The gross profit rate for the three months ended March 31, 2003 was 5.3% versus 7.3% for the three months ended March 31, 2002. This decrease is primarily due to reduced utilization of equipment due to lower sales volumes of ready-mixed concrete.

     Selling, general, and administrative expenses increased by 11.5% during the first quarter of 2003 compared to the first quarter of 2002. Overall increases in insurance and payroll costs contributed to this increase, although no single factor increased materially.

     Interest expense increased $81,467 for the first three months of 2003 as compared to the first three months of 2002 due to the increase in bank loans outstanding. The Company utilized these loans for capital improvements.

     Other, net decreased $324,981 during the first quarter of 2003 as compared to the first quarter of 2002 primarily due to an increase in subsidiary losses allocated to minority interest and an increase in miscellaneous sales.

     The effective tax rates for the three months ended March 31, 2003 and 2002 were 31.3% and 29.5%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and minority interest in consolidated loss.

     The Financial Accounting Standards Board (FASB) recently issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," effective for guarantees issued or modified after December 31, 2002 and Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," effective for the 2003 calendar year. The Company has evaluated the effects of these standards and they are not expected to have a material effect on the Company's financial position or results of operations.


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


INFLATION

     Inflation directly affects the Company's operating costs. The manufacture of cement requires the use of a significant amount of energy. The Company burns primarily solid fuels, such as coal and petroleum coke, in its preheater kiln. We do not anticipate a significant increase above the rate of inflation in the cost of these solid fuels, or in the electricity required to operate our cement manufacturing equipment. In 2001, the Company added a precalciner to one of its kilns to increase production capacity. This precalciner burns natural gas. Increases in natural gas prices exceeding the rate of inflation create an above average increase in manufacturing costs.
The Company has plans to add a coal firing system to its precalciner kiln to reduce dependence on natural gas. Prices of the specialized replacement parts and equipment the Company must continually purchase tend to increase directly with the rate of inflation causing manufacturing costs to increase.


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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has $8,490,000 of equity securities as of March 31, 2003. These investments are not hedged and are exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $510,000 effect on comprehensive income.

     The Company also has $30,887,528 of bank loans as of March 31, 2003. Interest rates on the Company's advancing term loan and line of credit are variable and are based on the JP Morgan Chase prime rate less 1.25% and .75%, respectively.


DISCLOSURE CONTROLS AND PROCEDURES/INTERNAL CONTROLS

     Based on an evaluation of disclosure controls and procedures for the period ended March 31, 2003 conducted by our President and Chief Financial Officer, we conclude that our disclosure controls and procedures are effective. The President and Chief Financial Officer conducted this evaluation on April 15, 2003.



                         PART  II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              99.1 Certificate of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certificate of the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K. There were no reports required to be filed on Form 8-K during the quarter for which this report is being filed (January 1, 2003 to March 31, 2003, inclusive).


                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date     May 14, 2003                      /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Chairman of the Board



Date     May 14, 2003                      /s/ Lyndell G. Mosley
                                          Lyndell G. Mosley, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer

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

Date: May 14, 2003

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

Date: May 14, 2003

                                         /s/ Lyndell G. Mosley
                                         Lyndell G. Mosley, CPA
                                         Chief Financial Officer and
                                         Assistant Secretary-Treasurer

                                 EXHIBIT INDEX


 Exhibit
 Number                            Description

 99.1            Section 906 Certificate of the Chief Executive
                   Officer dated May, 14, 2003, which is
                   accompanying this Quarterly Report on
                   Form 10-Q for the fiscal quarter ended
                   March 31, 2003 and is not treated as filed in reliance on the Securities and Exchange Commission's Interim Guidance Regarding Filing Procedures.

 99.2            Section 906 Certificate of the Chief Financial
                   Officer dated May, 14, 2003, which is
                   accompanying this Quarterly Report on
                   Form 10-Q for the fiscal quarter ended
                   March 31, 2003 and is not treated as filed in reliance on the Securities and Exchange Commission's Interim Guidance Regarding Filing Procedures.