Form 10-Q
period 2003-06-30
MONARCH CEMENT CO
filed 2003-08-14
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2003, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________________ to ___________________.

Commission file number:  0-2757

                          THE MONARCH CEMENT COMPANY
            (Exact name of registrant as specified in its charter)

            KANSAS                                      48-0340590___
(state or other jurisdiction of                     (I.R.S. employer
 incorporation or organization)                    identification no.)

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

As of August 7, 2003, there were 2,374,151 shares of Capital Stock, par value $2.50 per share outstanding and 1,652,807 shares of Class B Capital Stock, par value $2.50 per share outstanding.


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

Item 1.  Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2003 and December 31, 2002

ASSETS                                                2 0 0 3      2 0 0 2
                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $  2,857,470  $  3,909,215
  Receivables, less allowances of $692,000 in 2003
    and $644,000 in 2002 for doubtful accounts       15,203,229    15,916,614
  Inventories, priced at cost which is not in
    excess of market-
    Cost determined by last-in, first-out method-
      Finished cement                              $  5,374,579  $  1,386,348
      Work in process                                 1,454,706       626,130
      Building products                               1,290,838     1,119,723
    Cost determined by first-in, first-out method-
      Fuel, gypsum, paper sacks and other             5,005,416     4,164,573
    Cost determined by average method-
      Operating and maintenance supplies              7,862,561     8,059,488
          Total inventories                        $ 20,988,100  $ 15,356,262
  Refundable federal and state income taxes             358,863       562,496
  Deferred income taxes                                 593,000       593,000
  Prepaid expenses                                      964,413        82,304
          Total current assets                     $ 40,965,075  $ 36,419,891

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and depletion of
  $100,992,272 in 2003 and $96,128,254 in 2002       80,202,480    82,331,077
DEFERRED INCOME TAXES                                 3,752,585     4,038,000
OTHER ASSETS                                         11,138,731    10,717,296
                                                   $136,058,871  $133,506,264


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                 $  5,767,792  $  5,845,901
  Bank loan payable                                   8,933,614     3,048,076
  Current portion of advancing term loan              3,302,939     3,255,476
  Accrued liabilities                                 3,367,730     5,011,856
          Total current liabilities                $ 21,372,075  $ 17,161,309

LONG-TERM DEBT                                       21,515,091    23,284,663
ACCRUED POSTRETIREMENT BENEFITS                       9,459,544     9,322,377
ACCRUED PENSION EXPENSE                               2,604,898     2,418,375
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES        1,663,010     1,969,101

STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share,
  1 vote per share - Authorized 10,000,000
  shares, Issued 2,373,311 shares at 6/30/2003
  and 2,344,293 shares at 12/31/2002               $  5,933,278  $  5,860,733
Class B capital stock, par value $2.50 per share,
  supervoting rights of ten votes per share,
  restricted transferability, convertible at all
  times into Capital Stock on a share-for-share
  basis - Authorized 10,000,000 shares, Issued
  1,653,647 shares at 6/30/2003 and 1,682,665
  shares at 12/31/2002                                4,134,117     4,206,662
Retained earnings                                    70,250,858    70,582,044
Accumulated other comprehensive loss                   (874,000)   (1,299,000)
          Total stockholders' investment           $ 79,444,253  $ 79,350,439
                                                   $136,058,871  $133,506,264

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and the Six Months Ended June 30, 2003 and 2002
(Unaudited)



                                For the Three Months Ended    For the Six Months Ended
                                  June 30,     June 30,        June 30,     June 30,
                                    2003         2002            2003         2002
NET SALES                        $29,593,928  $35,409,167     $48,563,380  $58,280,820

COST OF SALES                     24,796,498   29,393,731      42,760,364   50,595,055

   Gross profit from operations  $ 4,797,430  $ 6,015,436     $ 5,803,016  $ 7,685,765

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          2,943,906    2,727,339       5,827,183    5,313,007

   Income (loss) from operations   1,853,524  $ 3,288,097     $   (24,167) $ 2,372,758

OTHER INCOME (EXPENSE):
  Interest income                $   120,122  $    85,599     $   177,104  $   126,693
  Interest expense                  (276,339)    (293,626)       (530,321)    (466,141)
  Other, net                         815,457       (6,993)      1,051,590      (95,841)

                                 $   659,240  $  (215,020)    $   698,373  $  (435,289)

   Income before taxes on income $ 2,512,764  $ 3,073,077     $   674,206  $ 1,937,469

PROVISION FOR TAXES ON INCOME        775,000      920,000         200,000      585,000

NET INCOME                       $ 1,737,764  $ 2,153,077     $   474,206  $ 1,352,469

RETAINED EARNINGS, beg. of period 69,318,486   67,099,518      70,582,044   67,900,126

Less cash dividends                  805,392      805,392         805,392      805,392

RETAINED EARNINGS, end of period $70,250,858  $68,447,203     $70,250,858  $68,447,203

Basic earnings per share                $.43         $.53            $.12         $.34

Cash dividends per share                $.20         $.20            $.20         $.20

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and the Six Months Ended June 30, 2003 and 2002 (Unaudited)

                                For the Three Months Ended    For the Six Months Ended
                                  June 30,     June 30,        June 30,     June 30,
                                    2003         2002            2003          2002
NET INCOME                       $ 1,737,764  $ 2,153,077     $   474,206  $ 1,352,469
UNREALIZED APPRECIATION
  (DEPRECIATION) ON AVAILABLE
  FOR SALE SECURITIES (Net of
  deferred tax expense (benefit)
  of $320,000, $(145,000),
  $280,000 and $50,000,
  respectively)                      480,000     (220,000)        420,000       70,000
COMPREHENSIVE INCOME             $ 2,217,764  $ 1,933,077     $   894,206  $ 1,422,469

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002 (Unaudited)
                                                         2003          2002
OPERATING ACTIVITIES:
 Net income                                          $    474,206  $  1,352,469
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion                           5,406,531     5,286,726
   Minority interest in earnings (losses) of
    subsidiaries                                         (306,091)        6,042
   Deferred income taxes                                      415         -
   Gain on disposal of assets                            (320,235)      (57,273)
   Realized gain on sale of other investments            (393,393)        -
   Change in assets and liabilities:
     Receivables, net                                     712,849    (5,054,757)
     Inventories                                       (5,631,838)   (1,662,703)
     Refundable federal and state income taxes            203,633       474,867
     Prepaid expenses                                    (882,109)     (295,836)
     Other assets                                           7,636         7,231
     Accounts payable and accrued liabilities            (111,452)     (137,994)
     Accrued postretirement benefits                      137,167       156,372
     Accrued pension expense                              186,523       (79,903)

    Net cash used for operating activities           $   (516,158) $     (4,759)

INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment        $ (3,164,542) $ (4,952,117)
 Proceeds from disposals of property, plant
  and equipment                                           367,961        83,462
 Payment for purchases of equity investments             (132,493)     (486,512)
 Proceeds from disposals of equity investments            645,697         -
 Decrease in short-term investments, net                      536       162,555
 Net purchases of subsidiaries' stock                       -          (529,731)

    Net cash used for investing activities           $ (2,282,841) $ (5,722,343)

FINANCING ACTIVITIES:
 Proceeds from bank loans                            $  4,163,429  $  7,219,909
 Cash dividends paid                                   (2,416,175)   (2,416,175)
 Subsidiaries' dividends paid to minority interest          -           (14,742)

    Net cash provided by financing activities        $  1,747,254  $  4,788,992

Net decrease in cash and cash equivalents            $ (1,051,745) $   (938,110)

CASH AND CASH EQUIVALENTS, beginning of year            3,909,215     3,224,861

CASH AND CASH EQUIVALENTS, end of period             $  2,857,470  $  2,286,751


Interest paid                                            $564,005      $474,113
Income tax paid, net of refunds                          $ (3,643)     $331,407

See notes to condensed consolidated financial statements


THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002 (Unaudited), and December 31, 2002


1.	For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10-K.
2.	Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.
The weighted average number of shares outstanding was 4,026,958 in the second quarter of 2003 and 2002 and in the first six months of 2003 and
2002.  The Company has no common stock equivalents and therefore, does not report diluted earnings per share.
3.	Our Company groups its operations into two business segments - Industry
Segment A (cement manufacturing) and Industry Segment B (ready-mixed concrete and sundry building materials). Following is condensed information for each segment for the periods ended June 30, 2003 and 2002 and December 31, 2002 (in thousands):

                                         Three Months Ended  Six Months Ended
                                   6/30/03  6/30/02   6/30/03  6/30/02
       Sales to Unaffiliated Customers-
         Industry:  Segment A             $10,568  $14,661   $16,821  $21,840
                    Segment B              19,026   20,748    31,742   36,441
       Intersegment Sales-
         Industry:  Segment A               3,025    2,892     4,869    5,172
                    Segment B                 -         36       -         36
       Operating Profit-
         Industry:  Segment A               2,207    2,187     1,931    2,068
                    Segment B                (353)   1,101    (1,955)     305
       Capital Expenditures-
         Industry:  Segment A                 342      677       611    1,476
                    Segment B               1,297    2,086     2,554    3,476
                                                              Balance as of
                                                      6/30/02 12/31/02
       Identifiable Assets-
         Industry:  Segment A                                $80,573  $76,369
                    Segment B                                 36,785   37,316
       Corporate Assets-                                      18,701   19,821

4.	The Company records revenue from the sale of cement, ready-mixed concrete and sundry building materials when the products are delivered to the customer. Long-term construction contract revenues are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs. Full provision is made for any anticipated losses. Billings for long-term construction contracts are rendered monthly, including the amount of retainage withheld by the customer until contract completion. Retainages are included in accounts receivable and are generally due within one year.
5.	Capital expenditures for property, plant and equipment were approximately
$3,165,000 during the first six months of 2003. These funds were primarily used to upgrade equipment in the ready-mixed concrete and sundry building materials segment.

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

LIQUIDITY

     We are able to meet our cash needs primarily from a combination of operations and bank loans. Cash decreased during the first six months of 2003 primarily due to the purchase of equipment, the increase in inventories and the payment of dividends.

     In December 2002, Monarch renegotiated its unsecured credit commitment with a bank. This revised commitment consists of a $25,000,000 advancing term loan maturing December 31, 2005 and a $10,000,000 line of credit maturing December 31, 2003. These loans each bear floating interest rates based on JP Morgan Chase prime rate less 1.25% and .75%, respectively. The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the first six months of 2003. As of June 30, 2003, we had borrowed $24,388,569 on the advancing term loan and $8,933,614 on the line of credit leaving a balance available on the line of credit of $1,066,386. The average daily interest rate we paid on the advancing term loan during the second quarter of 2003 and 2002 was 3.0% and 3.5%, respectively, and for the first six months of 2003 and 2002 was 3.0% and 3.5%, respectively. The average daily interest rate we paid on the line of credit during the second quarter of 2003 and 2002 and the first six months of 2003 and 2002 was 3.5%. As of June 30, 2003, the applicable interest rate was 3.0% on the advancing term loan and 3.5% on the line of credit. We have used these loans to help finance the expansion project at our cement manufacturing facility. We anticipate that the line of credit maturing December 31, 2003 will be paid using funds from operations or replacement bank financing. Our board of directors has given management the authority to borrow an additional $15,000,000 for a maximum of $50,000,000. At this time we do not anticipate borrowing the additional $15,000,000; although an increase in financing may be required on a short-term basis.


FINANCIAL CONDITION

     Total assets as of June 30, 2003 were $136,058,871, an increase of $2,552,607 since December 31, 2002. Decreases in cash and net property, plant and equipment were offset by an increase in inventories, resulting in an increase in total assets. These variations are common during the first six months of the year due to the seasonality of our business (see Seasonality below).

     Indebtedness increased $4,163,429 during the first six months of 2003 due primarily to increasing inventories and capital expenditures.

     Stockholders' investment increased .1% during the first six months of 2003 primarily due to the net income. Basic earnings were $.12 per share.


CAPITAL RESOURCES

     The Company regularly invests in miscellaneous equipment and facility improvements in both the cement and ready-mixed concrete segments. Capital expenditures during the first six months of 2003 were primarily routine equipment purchases in the ready-mixed concrete segment. For the balance of the year, we anticipate continuing these recurring capital expenditures in order to keep our equipment and facilities up-to-date.

     We are also studying the potential fuel savings to be gained through the installation of a coal firing system on our precalciner kiln. This would allow us to burn primarily coal and petroleum coke in our precalciner in lieu of natural gas. We have purchased the equipment for this project; however, we do not anticipate major expenditures towards its installation until 2004. Finally, we continue to monitor projected market demands as we evaluate the feasibility of installing a second precalciner and clinker cooler to further increase our production capacity. Additional bank financing may be required if we elect to proceed with these projects.


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

     Consolidated net sales for the quarter ended June 30, 2003, decreased by $5,815,239 when compared to the quarter ended June 30, 2002. Sales of cement were lower by $4,092,928, and sales of ready-mixed concrete and sundry building materials were lower by $1,722,311. Durign the second quarter of 2003, wet weather slowed construction projects, decreasing sales of both cement and ready-mixed concrete. In contrast, mild, dry weather in our market area during the second quarter of 2002 allowed construction projects to proceed.

     The gross profit rate for the three months ended June 30, 2003 was 16.2% versus 17.0% for the three months ended June 30, 2002.

     Selling, general, and administrative expenses increased by 7.9% during the second quarter of 2003 compared to the second quarter of 2002. Overall increases in insurance and payroll costs contributed to this increase, although no single factor increased materially.

     Other, net increased $822,450 during the second quarter of 2003 as compared to the second quarter of 2002 primarily due to subsidiary losses allocated to minority interest, a gain on the sale of equity investments and an increase in miscellaneous sales.

     The effective tax rates for the second quarter of 2003 and 2002 were 30.8% and 29.9%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and minority interest in consolidated income.

     Consolidated net sales for the six months ended June 30, 2003 were $48,563,380, a decrease of $9,717,440 as compared to the six months ended
June 30, 2002. Sales of cement were lower by $5,018,566 and sales of ready-mixed concrete and sundry building materials were lower by $4,698,874. During the first six months of 2003, wet weather slowed construction projects, decreasing sales of both cement and ready-mixed concrete. In contrast, mild, dry weather in our market area during the first six months of 2002 allowed construction projects to proceed

     The gross profit rate for the six months ended June 30, 2003 was 11.9% versus 13.2% for the six months ended June 30, 2002. This decrease is primarily due to reduced utilization of equipment due to lower sales volumes of ready-mixed concrete.

     Selling, general, and administrative expenses increased 9.7% for the first six months of 2003 compared to the first six months of 2002. Overall increases in insurance and payroll costs contributed to this increase, although no single factor increased materially.

     Interest expense increased $64,180 for the first half of 2003 as compared to the first half of 2002. Bank loans outstanding as of the beginning of 2003, were greater than the amount outstanding at the beginning of 2002 creating an increase in average bank loans outstanding for the first six months of 2003 as compared to the first six months of 2002.

     Other, net increased $1,147,431 during the first six months of 2003 as compared to the first six months of 2002 primarily due to an increase in subsidiary losses allocated to minority interest, a gain on the sale of equity investments and an increase in miscellaneous sales.

     The effective tax rates for the six months ended June 30, 2003 and 2002 were 29.7% and 30.2%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and minority interest in consolidated income.


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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has $9,125,000 of equity securities as of June 30, 2003. These investments are not hedged and are exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $550,000 effect on comprehensive income.

     The Company also has $32,322,183 of bank loans as of June 30, 2003. Interest rates on the Company's advancing term loan and line of credit are variable and are based on the JP Morgan Chase prime rate less 1.25% and .75%, respectively.


ITEM 4.  CONTROLS AND PROCEDURES/INTERNAL CONTROLS

     As of the end of the quarter ended June 30, 2003, our management, including our President and Chairman of the Board of Directors and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chairman of the Board of Directors and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures are satisfied. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.




                         PART  II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of the stockholders of The Monarch Cement Company held on April 9, 2003, the stockholders elected four Class II Directors, namely, Byron J. Radcliff, Michael R. Wachter, Walter H. Wulf, Jr., and Walter H. Wulf, III to serve terms expiring at the annual meeting of stockholders in 2006. Class I Directors, namely, David L. Deffner, Gayle C. McMillen, and Richard N. Nixon and Class III Directors, namely, Jack R. Callahan, Ronald E. Callaway, Robert M. Kissick and Byron K. Radcliff, continue to serve terms expiring at the annual meetings of stockholders in 2005 and 2004, respectively.

     The following is a summary of votes cast.

                                               Withhold       Abstentions/
                                               Authority/        Broker
                                   For          Against        Non-votes
         Byron J. Radcliff      15,892,637       31,501           N/A
         Michael R. Wachter     15,892,637       31,501           N/A
         Walter H. Wulf, Jr.    15,892,637       31,501           N/A
         Walter H. Wulf, III    15,892,637       31,501           N/A



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              31.1 Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

              31.2 Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

              32.1 Certificate of the President and Chairman of the Board pursuant to 18 U.S.C. Section 1350 as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K. There ware no reports required to be filed on Form 8-K during the quarter for which this report is being filed (April 1, 2003 to June 30, 2003, inclusive).




                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date     August 14, 2003                   /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Chairman of the Board



Date     August 14, 2003                   /s/ Debra P. Roe
                                          Debra P. Roe, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer

                                 EXHIBIT INDEX


 Exhibit
 Number                            Description

 31.1            Certificate of the President and Chairman of the
                   Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

 31.2            Certificate of the Chief Financial Officer
                   pursuant to Section 13a-14(a)/15d-14(a)
                   of the Securities Exchange Act of 1934

 32.1            18 U.S.C. Section 1350 Certificate of the
                   President and Chairman of the Board
                   dated August 14, 2003, which is
                   accompanying this Quarterly Report on
                   Form 10-Q for the fiscal quarter ended
                   June 30, 2003 and is treated as furnished rather than filed in reliance on the final rule issued by the Securities and Exchange Commission Release No. 33-8238.

 32.2            18 U.S.C. Section 1350 Certificate of the
                   Chief Financial Officer dated August 14,
                   2003, which is accompanying this Quarterly
                   Report on Form 10-Q for the fiscal quarter ended June 30, 2003 and is treated as furnished rather than filed in reliance on the final rule issued by the Securities and Exchange Commission Release No. 33-8238.