Form 10-Q
period 2003-09-30
MONARCH CEMENT CO
filed 2003-11-13
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2003, or

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

As of November 10, 2003, there were 2,388,527 shares of Capital Stock, par value $2.50 per share outstanding and 1,638,431 shares of Class B Capital Stock, par value $2.50 per share outstanding.


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

Item 1.  Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 2003 and December 31, 2002

ASSETS                                                2 0 0 3      2 0 0 2
                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $  3,356,458  $  3,909,215
  Receivables, less allowances of $719,000 in 2003
    and $644,000 in 2002 for doubtful accounts       17,657,897    15,916,614
  Inventories, priced at cost which is not in
    excess of market-
    Cost determined by last-in, first-out method-
      Finished cement                              $  3,115,690  $  1,386,348
      Work in process                                   606,433       626,130
      Building products                               1,229,604     1,119,723
    Cost determined by first-in, first-out method-
      Fuel, gypsum, paper sacks and other             4,028,386     4,164,573
    Cost determined by average method-
      Operating and maintenance supplies              8,105,305     8,059,488
          Total inventories                        $ 17,085,418  $ 15,356,262
  Refundable federal and state income taxes                 -         562,496
  Deferred income taxes                                 593,000       593,000
  Prepaid expenses                                      943,209        82,304
          Total current assets                     $ 39,635,982  $ 36,419,891

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and depletion of
  $103,079,914 in 2003 and $96,128,254 in 2002       78,787,594    82,331,077
DEFERRED INCOME TAXES                                 3,577,585     4,038,000
OTHER ASSETS                                         11,633,289    10,717,296
                                                   $133,634,450  $133,506,264


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                 $  6,989,420  $  5,845,901
  Bank loan payable                                   3,552,046     3,048,076
  Current portion of advancing term loan              3,328,261     3,255,476
  Accrued liabilities                                 3,941,316     5,011,856
          Total current liabilities                $ 17,811,043  $ 17,161,309

LONG-TERM DEBT                                       20,621,201    23,284,663
ACCRUED POSTRETIREMENT BENEFITS                       9,619,408     9,322,377
ACCRUED PENSION EXPENSE                               2,385,737     2,418,375
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES        1,690,611     1,969,101

STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share,
  1 vote per share - Authorized 10,000,000
  shares, Issued 2,383,386 shares at 9/30/2003
  and 2,344,293 shares at 12/31/2002               $  5,958,465  $  5,860,733
Class B capital stock, par value $2.50 per share,
  supervoting rights of ten votes per share,
  restricted transferability, convertible at all
  times into Capital Stock on a share-for-share
  basis - Authorized 10,000,000 shares, Issued
  1,643,572 shares at 9/30/2003 and 1,682,665
  shares at 12/31/2002                                4,108,930     4,206,662
Retained earnings                                    72,038,055    70,582,044
Accumulated other comprehensive loss                   (599,000)   (1,299,000)
          Total stockholders' investment           $ 81,506,450  $ 79,350,439
                                                   $133,634,450  $133,506,264

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and the Nine Months Ended September 30, 2003 and 2002
(Unaudited)



                                For the Three Months Ended    For the Nine Months Ended
                                September 30, September 30, September 30, September 30,
                                    2003         2002            2003         2002
NET SALES                        $40,762,569  $41,728,112     $89,325,949 $100,008,932

COST OF SALES                     33,823,702   32,752,459      76,584,066   83,347,514

   Gross profit from operations  $ 6,938,867  $ 8,975,653     $12,741,883 $ 16,661,418

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          3,102,130    2,860,974       8,929,313    8,173,981

   Income from operations        $ 3,836,737  $ 6,114,679     $ 3,812,570  $ 8,487,437

OTHER INCOME (EXPENSE):
  Interest income                $   110,037  $    84,184     $   287,141  $   210,877
  Interest expense                  (255,900)    (288,433)       (786,221)    (754,574)
  Other, net                         141,714      (31,336)      1,193,304     (127,177)

                                 $    (4,149) $  (235,585)    $   694,224  $  (670,874)

   Income before taxes on income $ 3,832,588  $ 5,879,094     $ 4,506,794  $ 7,816,563

PROVISION FOR TAXES ON INCOME      1,240,000    1,765,000       1,440,000    2,350,000

NET INCOME                       $ 2,592,588  $ 4,114,094     $ 3,066,794  $ 5,466,563

RETAINED EARNINGS, beg. of period 70,250,858   68,447,203      70,582,044   67,900,126

Less cash dividends                  805,391      805,391       1,610,783    1,610,783

RETAINED EARNINGS, end of period $72,038,055  $71,755,906     $72,038,055  $71,755,906

Basic earnings per share                $.64        $1.02            $.76        $1.36

Cash dividends per share                $.20         $.20            $.40         $.40

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and the Nine Months Ended September 30, 2003 and 2002 (Unaudited)

                                For the Three Months Ended    For the Nine Months Ended
                               September 30, September 30,  September 30, September 30,
                                    2003         2002            2003          2002
NET INCOME                       $ 2,592,588  $ 4,114,094     $ 3,066,794  $ 5,466,563
UNREALIZED APPRECIATION
  (DEPRECIATION) ON AVAILABLE
  FOR SALE SECURITIES (Net of
  deferred tax expense (benefit)
  of $180,000, $(240,000),
  $460,000 and $(190,000),
  respectively)                      280,000     (360,000)        700,000     (290,000)
COMPREHENSIVE INCOME             $ 2,872,588  $ 3,754,094     $ 3,766,794  $ 5,176,563

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002 (Unaudited)
                                                         2003          2002
OPERATING ACTIVITIES:
 Net income                                          $  3,066,794  $  5,466,563
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion                           8,214,200     8,227,086
   Minority interest in earnings (losses) of
    subsidiaries                                         (278,490)      171,357
   Deferred income taxes, long-term                           415         -
   Gain on disposal of assets                            (377,577)      (87,967)
   Realized gain on sale of other investments            (404,616)        -
   Change in assets and liabilities, net of
    acquisitions:
     Receivables, net                                  (1,741,186)   (7,255,287)
     Inventories                                       (1,729,156)    1,648,701
     Refundable federal and state income taxes            562,496       474,867
     Prepaid expenses                                    (860,905)     (166,427)
     Other assets                                          11,909        10,546
     Accounts payable and accrued liabilities           1,683,762     1,553,325
     Accrued postretirement benefits                      297,031       265,690
     Accrued pension expense                              (32,638)     (119,854)

    Net cash provided by operating activities        $  8,412,039  $ 10,188,600

INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment        $ (4,521,127) $ (7,352,814)
 Proceeds from disposals of property, plant
  and equipment                                           447,824       209,314
 Payment for purchases of equity investments             (240,849)   (1,193,469)
 Proceeds from disposals of equity investments            657,726         -
 (Increase) decrease in short-term investments, net           (97)      161,832
 Net purchases of subsidiaries' stock                       -        (2,421,057)

    Net cash used for investing activities           $ (3,656,523) $(10,596,194)

FINANCING ACTIVITIES:
 Proceeds from bank loans                            $ (2,086,707) $  4,090,331
 Cash dividends paid                                   (3,221,566)   (3,221,566)
 Subsidiaries' dividends paid to minority interest          -           (14,742)

    Net cash provided by (used for) financing
     activities                                      $ (5,308,273) $    854,023

Net increase (decrease) in cash and cash equivalents $   (552,757) $    446,429

CASH AND CASH EQUIVALENTS, beginning of year            3,909,215     3,224,861

CASH AND CASH EQUIVALENTS, end of period             $  3,356,458  $  3,671,290


Interest paid, net of amount capitalized                 $807,497      $771,430
Income taxes paid, net of refunds                        $335,649      $341,941

See notes to condensed consolidated financial statements


THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002 (Unaudited), and December 31, 2002


1.	For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10-K.
2.	Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.
The weighted average number of shares outstanding was 4,026,958 in the third quarter of 2003 and 2002 and in the first nine months of 2003 and
2002.  The Company has no common stock equivalents and therefore, does not report diluted earnings per share.
3.	Our Company groups its operations into two business segments - Industry
Segment A (cement manufacturing) and Industry Segment B (ready-mixed concrete and sundry building materials). Following is condensed information for each segment for the periods indicated (in thousands):

                                         Three Months Ended Nine Months Ended
                                   9/30/03  9/30/02   9/30/03  9/30/02
       Sales to Unaffiliated Customers-
         Industry:  Segment A             $17,722  $17,491   $35,581  $39,331
                    Segment B              23,041   24,237    53,745   60,678
       Intersegment Sales-
         Industry:  Segment A               3,387    3,188     8,256    8,360
                    Segment B                 -         49       -         85
       Operating Profit-
         Industry:  Segment A               3,008    4,250     4,939    6,318
                    Segment B                 829    1,864    (1,126)   2,169
       Capital Expenditures-
         Industry:  Segment A                 391    1,158     1,002    2,634
                    Segment B                 965    1,243     3,519    4,719
                                                              Balance as of
                                                      9/30/03 12/31/02
       Identifiable Assets-
         Industry:  Segment A                                $75,136  $76,369
                    Segment B                                 39,338   37,316
       Corporate Assets-                                      19,160   19,821

4.	The Company records revenue from the sale of cement, ready-mixed concrete and sundry building materials when the products are delivered to the customer. Long-term construction contract revenues are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs. Full provision is made for any anticipated losses. Billings for long-term construction contracts are rendered monthly, including the amount of retainage withheld by the customer until contract completion. Retainages are included in accounts receivable and are generally due within one year.
5.	Capital expenditures for property, plant and equipment were approximately
$4,521,000 during the first nine months of 2003. These funds were primarily used to upgrade equipment in the ready-mixed concrete and sundry building materials segment.

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

LIQUIDITY

     We are able to meet our cash needs primarily from a combination of operations and bank loans. Cash decreased during the first nine months of 2003 primarily due to the purchase of equipment, the payment of dividends and payments on our bank loan.

     In December 2002, Monarch renegotiated its unsecured credit commitment with a bank. This revised commitment consists of a $25,000,000 advancing term loan maturing December 31, 2005 and a $10,000,000 line of credit maturing December 31, 2003. These loans each bear floating interest rates based on JP Morgan Chase prime rate less 1.25% and .75%, respectively. The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the first nine months of 2003. As of September 30, 2003, we had borrowed $22,557,758 on the advancing term loan and $3,552,046 on the line of credit leaving a balance available on the line of credit of $6,447,954. The average daily interest rate we paid on the advancing term loan during the third quarter of 2003 and 2002 was 2.75% and 3.50%, respectively, and for the first nine months of 2003 and 2002 was 2.91% and 3.50%, respectively. The average daily interest rate we paid on the line of credit during the third quarter of 2003 and 2002 was 3.25% and 3.50%, respectively, and the first nine months of 2003 and 2002 was 3.41% and 3.50%, respectively. As of September 30, 2003, the applicable interest rate was 2.75% on the advancing term loan and 3.25% on the line of credit. The advancing term loan was used to help finance the expansion project at our cement manufacturing facility. The line of credit was used to cover operating expenses primarily during the first half of the year when the company was building inventory due to the seasonality of our business (see Seasonality below). We anticipate that the line of credit maturing December 31, 2003 will be paid using funds from operations or replacement bank financing. Our board of directors has given management the authority to borrow an additional $15,000,000 for a maximum of $50,000,000. At this time we do not anticipate borrowing the additional $15,000,000; although an increase in financing may be required on a short-term basis.


FINANCIAL CONDITION

     Total assets as of September 30, 2003 were $133,634,450, an increase of $128,186 since December 31, 2002. The decrease in net property, plant and equipment was offset by increases in receivables and inventories, resulting in a moderate increase in total assets. These variations are common during the first nine months of the year due to the seasonality of our business (see Seasonality below).

     Indebtedness decreased $2,086,707 during the first nine months of 2003 due primarily to utilizing cash provided by operations to reduce the advancing term loan.

     Stockholders' investment increased 2.7% during the first nine months of 2003 primarily due to the net income. Basic earnings were $.76 per share.


CAPITAL RESOURCES

     The Company regularly invests in miscellaneous equipment and facility improvements in both the cement and ready-mixed concrete segments. Capital expenditures during the first nine months of 2003 were primarily routine equipment purchases in the ready-mixed concrete segment. For the balance of the year, we anticipate continuing these recurring capital expenditures in order to keep our equipment and facilities up-to-date.

     We are also beginning the installation of a coal firing system on our precalciner kiln. This will allow us to burn primarily coal and petroleum coke in our precalciner in lieu of natural gas. We have purchased the equipment for this project; however, we do not anticipate major expenditures towards its installation until 2004. Finally, we continue to monitor projected market demands as we evaluate the feasibility of installing a second precalciner and clinker cooler to further increase our production capacity. Additional bank financing may be required to complete these projects.


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

     Consolidated net sales for the quarter ended September 30, 2003, decreased by $965,543 when compared to the quarter ended September 30, 2002. Sales of cement were higher by $231,221, and sales of ready-mixed concrete and sundry building materials were lower by $1,196,764. This reduction in sales was primarily due to a decrease in volume sold in the ready-mixed concrete and sundry building materials segment as a result of decreased construction activities in a few of our market areas.

     The gross profit rate for the three months ended September 30, 2003 was 17.0% versus 21.5% for the three months ended September 30, 2002. Higher natural gas prices in the third quarter of 2003 as compared to the third quarter of 2002 increased the cost of producing cement and contributed to the reduction in the gross profit rate in the cement segment. Reduced utilization of equipment due to lower sales volumes of ready-mixed concrete also contributed to the reduction in the company's gross profit rate.

     Selling, general, and administrative expenses increased by 8.4% during the third quarter of 2003 compared to the third quarter of 2002. Overall increases in insurance and pension costs contributed to this increase, although no single factor increased materially.

     Other, net increased $173,050 during the third quarter of 2003 as compared to the third quarter of 2002 primarily due to a reduction in subsidiary income allocated to minority interest.

     The effective tax rates for the third quarter of 2003 and 2002 were 32.4% and 30.0%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and minority interest in consolidated income.

     Consolidated net sales for the nine months ended September 30, 2003 were $89,325,949, a decrease of $10,682,983 as compared to the nine months ended September 30, 2002. Sales of cement were lower by $3,749,906 and sales of ready-mixed concrete and sundry building materials were lower by $6,933,077. Wet weather during the first six months of 2003 slowed construction projects, decreasing sales volume of both cement and ready-mixed concrete. Although sales during the third quarter of 2003 rebounded from this slow start, we were unable to match 2002 net sales.

     The gross profit rate for the nine months ended September 30, 2003 was 14.3% versus 16.7% for the nine months ended September 30, 2002. This decrease is primarily due to reduced utilization of equipment due to lower sales volumes of ready-mixed concrete.

     Selling, general, and administrative expenses increased 9.2% for the first nine months of 2003 compared to the first nine months of 2002. Overall increases in insurance and pension costs contributed to this increase, although no single factor increased materially.

     Interest expense increased $31,647 for the first nine months of 2003 as compared to the first nine months of 2002. Bank loans outstanding as of the beginning of 2003 were greater than the amount outstanding at the beginning of 2002 creating an increase in average bank loans outstanding for the first nine months of 2003 as compared to the first nine months of 2002.

     Other, net increased $1,320,481 during the first nine months of 2003 as compared to the first nine months of 2002 primarily due to an increase in subsidiary losses allocated to minority interest, a gain on the sale of equity investments and an increase in miscellaneous sales.

     The effective tax rates for the nine months ended September 30, 2003 and 2002 were 32.0% and 30.1%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and minority interest in consolidated income.


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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has $9,685,000 of equity securities as of September 30, 2003. These investments are not hedged and are exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $580,000 effect on comprehensive income.

     The Company also has $26,109,804 of bank loans as of September 30, 2003. Interest rates on the Company's advancing term loan and line of credit are variable and are based on the JP Morgan Chase prime rate less 1.25% and .75%, respectively.


ITEM 4.  CONTROLS AND PROCEDURES/INTERNAL CONTROLS

     As of the end of the quarter ended September 30, 2003, our management, including our President and Chairman of the Board of Directors and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chairman of the Board of Directors and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures are satisfied. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.




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

              32.2 Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K. There ware no reports required to be filed on Form 8-K during the quarter for which this report is being filed (July 1, 2003 to September 30, 2003, inclusive).




                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date    November 13, 2003                  /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Chairman of the Board



Date    November 13, 2003                  /s/ Debra P. Roe
                                          Debra P. Roe, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer

                                 EXHIBIT INDEX


 Exhibit
 Number                            Description

 31.1            Certificate of the President and Chairman of the
                   Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

 31.2            Certificate of the Chief Financial Officer
                   pursuant to Section 13a-14(a)/15d-14(a)
                   of the Securities Exchange Act of 1934

 32.1            18 U.S.C. Section 1350 Certificate of the
                   President and Chairman of the Board
                   dated November 13, 2003, which is
                   accompanying this Quarterly Report on
                   Form 10-Q for the fiscal quarter ended
                   September 30, 2003 and is treated as furnished rather than filed in reliance on the final rule issued by the Securities and Exchange
                   Commission Release No. 33-8238.

 32.2            18 U.S.C. Section 1350 Certificate of the
                   Chief Financial Officer dated November 13,
                   2003, which is accompanying this Quarterly
                   Report on Form 10-Q for the fiscal quarter ended September 30, 2003 and is treated as furnished rather than filed in reliance on the final rule issued by the Securities and Exchange Commission Release No. 33-8238.