Form 10-K
period 2003-12-31
MONARCH CEMENT CO
filed 2004-03-15
CIK 67517

FORM 10-K
                                UNITED STATES
                      Securities and Exchange Commission
                           Washington, D.C.  20549

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003, or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask prices of such shares as of the last business day of the registrant's most recently completed second fiscal quarter was $55,495,628.

As of February 20, 2004, the registrant had outstanding 2,389,411 shares of Capital Stock, par value $2.50 per share, and 1,637,547 shares of Class B Capital Stock, par value $2.50 per share.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) the registrant's annual report to stockholders for the year ended December 31, 2003 - Parts I, II and IV of Form 10-K and (2) the registrant's definitive proxy statement prepared in connection with the annual meeting of stockholders to be held on April 14, 2004 - Parts II and III of Form 10-K.

                                    PART I

Item 1.   Business

          Reference is hereby made to pages 1, 2, 23 and 24 of The Monarch Cement Company's 2003 annual report to stockholders (filed herewith as Exhibit
13) for a description of the Company's business, including information regarding lines of business. Such information is hereby incorporated herein by reference. In addition, we submit the following information:

          The Company did not introduce any new products nor begin to do business in a new industry segment during 2003.

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

          It is necessary for the Company to invest a significant portion of its working capital in inventories. At December 31, 2003 the Company had inventories as follows:

              Cement . . . . . . . . . . . . . . . $ 2,553,258
              Work in process. . . . . . . . . . .     919,646
              Fuel, gypsum and other materials . .   5,582,318
              Operating and maintenance supplies .   7,063,030
                        Total. . . . . . . . . . . $16,118,252

          The Company is heavily dependent upon the construction industry and is directly affected by the level of activity in that industry. However, no customer accounted for 10% or more of the Company's consolidated net revenue during 2003, 2002 or 2001.

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

          At December 31, 2003, the Company and its subsidiaries employed approximately 650 employees including 275 hourly non-union employees, 235 hourly union employees, and 140 salaried employees, which included plant supervisory personnel, sales and executive staff. The Company has a good working relationship with its employees and has been successful in negotiating multiyear union contracts without work stoppages.

          All of the Company's operations and sales are in one geographic area consisting primarily of the State of Kansas, the State of Iowa, southeast Nebraska, western Missouri, northwest Arkansas and northern Oklahoma.

Item 2.   Properties

          The Company's corporate offices and cement plant, including equipment and raw materials are located at Humboldt, Kansas, approximately 110 miles southwest of Kansas City, Missouri. The Company owns approximately 5,000 acres of land on which the Humboldt plant, offices and all essential raw materials are located. This plant has a present annual capacity of 875,000 tons of cement. The Company believes that this plant and equipment are suitable and adequate for its current level of operations; however, due to recent and projected market demands, the Company began updating its equipment to improve efficiency and increase capacity. We have completed the installation of a precalciner and clinker cooler on one of our preheater kilns and have purchase a precalciner and clinker cooler to increase production through our second preheater kiln. We have postponed the installation of this equipment until market projections indicate the need for this additional kiln capacity. The installation of this equipment would allow the Company to produce in excess of one million tons of cement per year. Producing at that level, raw material reserves are estimated to be sufficient to maintain operations at this plant for more than 50 years. Reference is hereby made to pages 6 and 7 of the Company's 2003 annual report to stockholders (filed herewith as Exhibit 13) for a description of the Company's capital resources and expansion plans. Such information is hereby incorporated herein by reference.

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

          The Company owns various companies which sell ready-mixed concrete, concrete products and sundry building materials in metropolitan areas within the Humboldt cement plant's primary market. Various equipment and facility improvements in this line of business ensure these plants are suitable and adequate for their current level of operations and provide for increases in market demand. Individual locations do not have a material affect on the Company's overall operations.

Item 3.   Legal Proceedings

          The Company was not a party to any material legal proceedings during 2003.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2003.





                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 9 of the Company's 2003 annual report to stockholders. In addition we submit the following:

          The Company does not have any compensation plans or individual compensation arrangements under which equity securities of the registrant are authorized for issuance to employees or non-employees.

Item 6.   Selected Financial Data

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 1 of the Company's 2003 annual report to stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 2 through 9 of the Company's 2003 annual report to stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          The Company is exposed to various market risks, including equity investment prices. The Company has $11,502,902 of equity securities as of December 31, 2003. These investments are not hedged and are exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $690,000 effect on comprehensive income.

          The Company also has $21,741,459 of bank loans as of December 31, 2003. Interest rates on the Company's advancing term loan and line of credit are variable and are based on the JP Morgan Chase prime rate less 1.25% and ..75%, respectively.

Item 8.   Financial Statements and Supplementary Data

          Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 10 through 26 of the Company's 2003 annual report to stockholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 13 and 14 of the Company's definitive proxy statement prepared in connection with its 2004 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.



                                   PART III

Item 10.  Directors and Executive Officers of the Registrant



          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 4 through 6 of the Company's definitive proxy statement prepared in connection with its 2004 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.

Item 11.  Executive Compensation

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 8 through 11 (except for the information set forth under the heading "Board of Directors' Report on Executive Compensation" which is expressly excluded from such incorporation) of the Company's definitive proxy statement prepared in connection with its 2004 annual meeting of stockholders pursuant to regulation 14A and previously filed with the Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 7 and 8 of the Company's definitive proxy statement prepared in connection with its 2004 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.

Item 13.  Certain Relationships and Related Transactions

          Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 9 of the Company's definitive proxy statement prepared in connection with its 2004 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.

Item 14.  Controls and Procedures

          The Company maintains disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

          The Company's management, including its President and Chairman of the Board of Directors and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-K. Based on this evaluation, the Company's President and Chairman of the Board of Directors and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures are effective.
There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                                   PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          Financial Statements
          The reports of Independent Public Accountants--BKD, LLP and Arthur Andersen LLP; the Consolidated Balance Sheets--December 31, 2003 and 2002; the Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001; the Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001; the Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 2003, 2002 and 2001; the Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001; and the Notes to Consolidated Financial Statements are incorporated by reference in Item 8 to this report from the Company's 2003 annual report to stockholders on pages 10 through 26.

          Supporting Schedules
          Schedule II -- Valuation and Qualifying Accounts

          Exhibits
          3(i) Articles of Incorporation. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-2757) as Exhibit 3(i) and incorporated herein by reference.)
          3(ii)    By-laws.  (Filed with the Company's Annual Report
                   on Form 10-K for the year ended December 31, 1994
                   (File No. 0-2757) as Exhibit 3(ii) and incorporated
                   herein by reference.)
          10.1     Loan agreement dated January 1, 2001, between the
                   Bank of Oklahoma N.A. and The Monarch Cement Company.
                   (Filed with the Company's Quarterly Report on
                   Form 10-Q for the quarter ended September 30, 2001
                   (File No. 0-2757) as Exhibit 10.1 and incorporated
                   herein by reference.)
          10.1(a)  First amendment to agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch
                   Cement Company.  (Filed with the Company's Annual
                   Report on Form 10-K for the year ended December 31,
                   2002 (File No. 0-2757) as Exhibit 10.1(a) and
                   incorporated herein by reference.)
          10.1(b)  Second amendment to agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch
                   Cement Company as amended by first amendment dated
                   December 31, 2002.
          13       2003 Annual Report to Stockholders.
          16(a)    Letter re change in certifying public accountant.
                   (Filed with the Company's report on Form 8-K,
                   May 15, 2002 (File No. 0-2757) as Exhibit 16
                   and incorporated herein by reference.)
          16(b)    Letter re change in certifying public accountant.
                   (Filed with the Company's report on Form 8-K,
                   August 12, 2002 (File No. 0-2757) as Exhibit 16
                   and incorporated herein by reference.)
          21       Subsidiaries of the Registrant.
          31.1     Certificate of the President and Chairman of the
                   Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
          31.2     Certificate of the Chief Financial Officer pursuant
                   to Section 13a-14(a)/15d-14(a) of the Securities
                   Exchange Act of 1934.
          32.1     18 U.S.C. Section 1350 Certificate of the President
                   and Chairman of the Board dated March 15, 2004.
          32.2     18 U.S.C. Section 1350 Certificate of the Chief
                   Financial Officer dated March 15, 2004.

          Form 8-K

          There were no Form 8-K reports filed during the last quarter of 2003 (October 1, 2003 through December 31, 2003).

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

                       Date:     March 15, 2004


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Jack R. Callahan                 By:  /s/ Gayle C. McMillen
     Jack R. Callahan                          Gayle C. McMillen
     Director                                  Director

Date:       March 15, 2004                Date:       March 15, 2004


By:  /s/ Ronald E. Callaway               By:  /s/ Byron K. Radcliff
     Ronald E. Callaway                        Byron K. Radcliff
     Director                                  Director

Date:       March 15, 2004                Date:       March 15, 2004




By:  /s/ David L. Deffner                 By:  /s/ Walter H. Wulf, Jr.
     David L. Deffner                          Walter H. Wulf, Jr.
     Director                                  President, Principal Executive
                                               Officer and Director

Date:       March 15, 2004                Date:       March 15, 2004


By:  /s/ Robert M. Kissick                By:  /s/ Debra P. Roe
     Robert M. Kissick                         Debra P. Roe, CPA
     Director                                  Chief Financial Officer

Date:       March 15, 2004                Date:       March 15, 2004

                      Report of Independent Accountants'
                       on Financial Statement Schedules


Board of Directors and Stockholders
The Monarch Cement Company
Humboldt, Kansas


In connection with our audits of the consolidated financial statements of The Monarch Cement Company for the years ended December 31, 2003 and 2002, we have also audited the following financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic consolidated financial statements. These schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the consolidated financial statements.

In our opinion, the 2003 and 2002 financial statement schedules referred to above, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

The financial statement schedule for the year ended December 31, 2001, was audited by other accountants who have ceased operations. Their report dated February 22, 2002, expressed an unqualified opinion on such financial statement schedule in relation to the basic consolidated financial statements for the year ended December 31, 2001, taken as a whole.

BKD, LLP
Kansas City, Missouri
February 13, 2004

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

                         FOR THE THREE YEARS ENDED DECEMBER 31, 2003



                                                  Additions
                                      Balance at  Charged to  Deduction    Balance
                                      Beginning   Costs and      from      at End
            Description               of Period    Expenses    Reserves   of Period
                                                                 (1)
For the Year Ended December 31, 2003:
  Reserve for doubtful accounts        $644,000    $ 26,000    $ 79,000    $591,000


For the Year Ended December 31, 2002:
  Reserve for doubtful accounts        $493,000    $468,000    $317,000    $644,000


For the Year Ended December 31, 2001:
  Reserve for doubtful accounts        $375,000    $199,000    $ 81,000    $493,000

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

 10.1(a)         First amendment to agreement dated January 1, 2001,
                   between the Bank of Oklahoma N.A. and The Monarch Cement Company. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-2757) as Exhibit 10.1(a) and incorporated herein by reference.)

 10.1(b)         Second amendment to agreement dated January 1, 2001,
                   between the Bank of Oklahoma N.A and The Monarch Cement Company, as amended by first amendment dated December 31, 2002.

 13              2003 Annual Report to Stockholders.

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

 21              Subsidiaries of the Registrant.

 31.1            Certificate of the President and Chairman of the
                   Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

 31.2            Certificate of the Chief Financial Officer pursuant
                   to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

 32.1            18 U.S.C. Section 1350 Certificate of the President
                   and Chairman of the Board dated March 15, 2004.

 32.2            18 U.S.C. Section 1350 Certificate of the Chief
                   Financial Officer dated March 15, 2004.