Form 10-Q
period 2004-03-31
MONARCH CEMENT CO
filed 2004-05-14
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended March 31, 2004, or

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

As of May 10, 2004, there were 2,392,761 shares of Capital Stock, par value $2.50 per share outstanding and 1,634,197 shares of Class B Capital Stock, par value $2.50 per share outstanding.


PART  I - FINANCIAL INFORMATION

The condensed consolidated financial statements included in this report have been prepared by our Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Our Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Those adjustments consist only of normal, recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Company's most recent annual report on Form 10-K for 2003 filed with the Securities & Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Item 1.  Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2004 and December 31, 2003

ASSETS                                                2 0 0 4      2 0 0 3
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $  2,320,812  $  5,438,018
  Receivables, less allowances of $598,000 in 2004
    and $591,000 in 2003 for doubtful accounts       17,633,147    13,852,596
  Inventories, priced at cost which is not in
    excess of market-
      Finished cement                              $  6,119,230  $  2,553,258
      Work in process                                 2,657,009       919,646
      Building products                               1,712,729     1,559,424
      Fuel, gypsum, paper sacks and other             4,487,075     4,022,894
      Operating and maintenance supplies              7,424,371     7,063,030
          Total inventories                        $ 22,400,414  $ 16,118,252
  Deferred income taxes                                 572,225       573,000
  Prepaid expenses                                      687,799       155,011
          Total current assets                     $ 43,614,397  $ 36,136,877

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and depletion of
  $107,140,298 in 2004 and $105,703,279 in 2003      77,278,915    77,884,890
DEFERRED INCOME TAXES                                 1,907,750     2,447,000
INVESTMENTS                                          13,002,901    11,502,902
OTHER ASSETS                                          1,797,660     1,860,762
                                                   $137,601,623  $129,832,431


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                 $  9,613,378  $  6,435,292
  Bank loan payable                                   5,741,095         -
  Current portion of advancing term loan              3,380,724     3,353,778
  Accrued liabilities                                 3,702,862     5,284,474
          Total current liabilities                $ 22,438,059  $ 15,073,544

LONG-TERM DEBT                                       18,765,392    19,694,501
ACCRUED POSTRETIREMENT BENEFITS                       9,732,234     9,554,920
ACCRUED PENSION EXPENSE                                 476,033       385,543
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES        1,913,280     1,915,605

STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share,
  one vote per share - Authorized 10,000,000
  shares, Issued 2,389,411 shares at 3/31/2004
  and 2,389,381 shares at 12/31/2003               $  5,973,528  $  5,973,453
Class B capital stock, par value $2.50 per share,
  supervoting rights of ten votes per share,
  restricted transferability, convertible at all
  times into Capital Stock on a share-for-share
  basis - Authorized 10,000,000 shares, Issued
  1,637,547 shares at 3/31/2004 and 1,637,577
  shares at 12/31/2003                                4,093,867     4,093,942
Retained earnings                                    71,449,230    71,180,923
Accumulated other comprehensive income                2,760,000     1,960,000
          Total stockholders' investment           $ 84,276,625  $ 83,208,318
                                                   $137,601,623  $129,832,431

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months Ended March 31, 2004 and 2003 (Unaudited)

                                                      2004           2003
NET SALES                                          $27,649,297    $18,969,452

COST OF SALES                                       24,356,548     17,943,303

    Gross profit from operations                   $ 3,292,749    $ 1,026,149

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         3,077,373      2,883,277

    Income (loss) from operations                  $   215,376    $(1,857,128)

OTHER INCOME (EXPENSE):
  Interest income                                  $    25,601    $    56,982
  Interest expense                                    (179,564)      (253,982)
  Other, net                                           321,894        215,570
                                                   $   167,931    $    18,570

    Income (loss) before taxes on income           $   383,307    $(1,838,558)

PROVISION FOR (BENEFIT FROM) TAXES ON INCOME           115,000       (575,000)

NET INCOME (LOSS)                                  $   268,307    $(1,263,558)

RETAINED EARNINGS, beginning of period              71,180,923     70,582,044

RETAINED EARNINGS, end of period                   $71,449,230    $69,318,486

Basic earnings (loss) per share                           $.07          $(.31)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2004 and 2003 (Unaudited)

                                                      2004           2003
NET INCOME (LOSS)                                  $   268,307    $(1,263,558)
UNREALIZED APPRECIATION (DEPRECIATION)
  ON AVAILABLE FOR SALE SECURITIES (Net
  of deferred tax expense (benefit) of
  $500,000 and $(40,000) for 2004 and 2003,
  respectively)                                        800,000        (60,000)
COMPREHENSIVE INCOME (LOSS)                        $ 1,068,307    $(1,323,558)

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003 (Unaudited)

                                                      2004           2003
OPERATING ACTIVITIES:
Net income (loss)                                  $   268,307    $(1,263,558)
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation, depletion and amortization           2,337,267      2,647,551
  Minority interest in earnings (losses) of
   subsidiaries                                          5,379       (158,718)
  Deferred income taxes                                     25            415
  Gain on disposal of assets                           (39,555)       (20,563)
  Realized gain on sale of other investments               (22)       (26,011)
  Change in assets and liabilities:
   Receivables, net                                 (3,780,551)     4,711,959
   Inventories                                      (6,282,162)    (5,627,414)
   Refundable federal and state income taxes             -           (601,810)
   Prepaid expenses                                   (532,272)      (881,032)
   Other assets                                          4,383          3,415
   Accounts payable and accrued liabilities          3,207,257       (287,747)
   Accrued postretirement benefits                     177,314         54,633
   Accrued pension expense                              90,490         84,577
  Net cash used for operating activities           $(4,544,140)   $(1,364,303)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment       $(1,750,916)   $(1,526,409)
Proceeds from disposals of property, plant
 and equipment                                         218,875         23,250
Payment for purchases of equity investments           (200,000)      (132,493)
Proceeds from disposals of equity investments               23        111,650
Decrease in short-term investments, net                   (516)           397
Net purchases of subsidiaries' stock                   (68,681)         -
  Net cash used for investing activities           $(1,801,215)   $(1,523,605)

FINANCING ACTIVITIES:
Proceeds from bank loans                           $ 4,838,932    $ 2,839,453
Cash dividends paid                                 (1,610,783)    (1,610,783)
  Net cash provided by financing activities        $ 3,228,149    $ 1,228,670

Net decrease in cash and cash equivalents          $(3,117,206)   $(1,659,238)

CASH AND CASH EQUIVALENTS, beginning of year         5,438,018      3,909,215

CASH AND CASH EQUIVALENTS, end of period           $ 2,320,812    $ 2,249,977


Interest paid, net of amount capitalized             $ 168,090      $ 242,802
Income taxes paid, net of refunds                    $  71,921      $  26,800

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003 (Unaudited), and December 31, 2003


1.	For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10-K.
2.	Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.
The weighted average number of shares outstanding was 4,026,958 in the first quarter of 2004 and 2003.  The Company has no common stock equivalents and therefore, does not report diluted earnings per share.
3.	Our Company groups its operations into two lines of business - Cement
Business and Ready-Mixed Concrete Business.  The "Cement Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business"
refers to our ready-mixed concrete, concrete products and sundry building materials business. Following is condensed information for each line for the periods ended March 31, 2004 and 2003 and December 31, 2003 (in thousands):
                                                  Three Months Ended
                                                   3/31/04  3/31/03
          Sales to Unaffiliated Customers
            Cement Business                        $ 6,294  $ 6,253
            Ready-Mixed Concrete Business           21,355   12,716
          Intersegment Sales
            Cement Business                          2,043    1,844
            Ready-Mixed Concrete Business              -        -
          Operating Income (Loss)
            Cement Business                            711     (276)
            Ready-Mixed Concrete Business             (496)  (1,581)
          Capital Expenditures
            Cement Business                          1,076      269
            Ready-Mixed Concrete Business              675    1,257
                                                     Balance as of
                                                   3/31/04  12/31/03
          Identifiable Assets
            Cement Business                        $76,703  $70,212
            Ready-Mixed Concrete Business           41,297   37,798
          Corporate Assets                          19,601   21,822

4.	The Company records revenue from the sale of cement, ready-mixed concrete, concrete products and sundry building materials when the products are delivered to the customers.  Concrete products are also sold through long-
term construction contracts.  Revenues for these contracts are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs.  Full provision is made for any anticipated losses. Billings for long-term construction contracts are rendered monthly, including the amount of retainage withheld by the customer until contract completion.  Retainages are included in accounts receivable and are generally due within one year.
5.	Capital expenditures for property, plant and equipment were approximately
$1,751,000 during the first three months of 2004.  These funds were primarily used in the installation of the coal mill in the cement business and to upgrade equipment in the ready-mixed concrete business.
6.	The following table presents the components of net periodic pension cost as of March 31, 2004 and 2003:

                                        Pension Benefits      Other Benefits
                                        2004       2003       2004      2003
   Service cost                       $  49,093  $  89,099  $ 67,260  $ 40,484
   Interest cost                        199,032    361,220   345,905   208,199
   Expected return on plan assets      (182,770)  (331,707)    -         -
   Amortization of prior
    service costs                         8,897     16,148     -         -
   Recognized net actuarial gain         16,238     29,469     -         -
   Unrecognized net loss                 -           -        70,003    42,135
     Net periodic pension expense     $  90,490  $ 164,229  $483,168  $290,818

     As previously reported in our financial statements for the year ended December 31, 2003, we do not expect to contribute to the pension plan in 2004. The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets. As previously disclosed in our financial statements for the year ended December 31, 2003, Monarch expects to contribute $1,000,000 to this plan in 2004. As of March 31, 2004, we have contributed $305,854 and anticipate contributing an additional $800,000 to this plan in 2004 for a total of $1,100,000.

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


RESULTS OF OPERATIONS

     Our products are used in residential, commercial and governmental construction. For several years we experienced continued increases in the demand for our products. The combination of residential, commercial and governmental construction activities resulted in the need for increased production to meet our customers' needs. In response to those needs, we made investments in our plant and equipment to increase production and improve efficiencies. In 2003, sales volumes were affected by a combination of a slow start for the construction industry due to cold, wet weather conditions in the early part of the year and the effects of the economic slowdown in our markets. In December the cold, wet weather returned further limiting sales opportunities. Although these conditions continued in the early part of 2004, weather and economic conditions began to improve in our markets by the end of the first quarter resulting in improvements in sales, gross profits and net income.

     For the balance of the year, we anticipate increased demand and a corresponding increase in prices in both the Cement Business and Ready-Mixed Concrete Business. Cement imports are projected to significantly decrease in 2004 due to the limited availability of ships and increased freight rates providing increased demand for domestic cement. The increase in steel prices also adds upward pressure to the demand for cement as concrete construction becomes more competitive with steel construction. These factors and the general improvement in economic conditions are the basis for our projected increase in both sales volume and average price for the year 2004.

     Consolidated net sales for the three months ended March 31, 2004, increased by $8,679,845 when compared to the three months ended March 31, 2003. Sales in our Cement Business were higher by $40,728 while sales in our Ready-Mixed Concrete Business were higher by $8,639,117. The increase in the Ready-Mixed Concrete Business sales is primarily due to higher sales volumes due to improved economic conditions.

     Our overall gross profit rate for the three months ended March 31, 2004 was 11.9% versus 5.4% for the three months ended March 31, 2003. Gross profit rate in the Cement Business increased 16.4% primarily as a result of efficiencies realized through increased production in the first quarter of 2004 compared to the first quarter of 2003. Gross profit rate in the Ready-Mixed Concrete Business increased by 5.7% primarily due to increased utilization of manpower and equipment due to higher sales volumes.

     Selling, general, and administrative expenses increased by 6.7% during the first quarter of 2004 compared to the first quarter of 2003. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume. The increases are primarily due to rising health care costs and professional expenses, although no single factor increased materially.

     Interest expense decreased $74,418 for the first three months of 2004 as compared to the first three months of 2003 due to the decrease in bank loans outstanding and a slight reduction in interest rates. The Company utilized these loans for capital improvements and temporary operating funds.

     Other, net increased $106,324 during the first quarter of 2004 as compared to the first quarter of 2003 primarily due to an increase in dividends received which was partially offset by a decrease in miscellaneous sales.

     The effective tax rates for the three months ended March 31, 2004 and 2003 were 30.0% and 31.3%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and minority interest in consolidated income (loss).


LIQUIDITY

     We are able to meet our cash needs primarily from a combination of operations and bank loans. Cash decreased during the first three months of 2004 primarily due to increases in receivables and inventories, the purchase of equipment and the payment of dividends.

     In December 2003, Monarch renewed our line of credit with a bank for another year. Our current unsecured credit commitment consists of a $25,000,000 advancing term loan maturing December 31, 2005 and a $10,000,000 line of credit maturing December 31, 2004. These loans bear floating interest rates based on JP Morgan Chase prime rate less 1.25% and .75%, respectively. The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the first quarter of 2004.
As of March 31, 2004, we had borrowed $20,877,932 on the advancing term loan and $5,741,095 on the line of credit leaving a balance available on the line of credit of $4,258,905. The average daily interest rate we paid on the advancing term loan during the first quarter of 2004 and 2003 was 2.75% and 3.00%, respectively. The average daily interest rate we paid on the line of credit during the first quarter of 2004 and 2003 was 3.25% and 3.50%, respectively. At the end of the quarter, the applicable interest rate was 2.75% on the advancing term loan and 3.25% on the line of credit. The advancing term loan was used to help finance the expansion project at our cement manufacturing facility. The line of credit was used to cover operating expenses during the first quarter of the year when we build inventory due to the seasonality of our business. We anticipate that the line of credit maturing December 31, 2004 will be paid using funds from operations or replacement bank financing. Our board of directors has given management the authority to borrow an additional $15,000,000 for a maximum of $50,000,000.
At this time we do not anticipate borrowing the additional $15,000,000, although an increase in financing may be required on a short-term basis.

FINANCIAL CONDITION

     Total assets as of March 31, 2004 were $137,601,623, an increase of $7,769,192 since December 31, 2003 due primarily to increases in receivables and inventories. These variations are common during the first quarter of the year due to the seasonality of our business (see Seasonality below). Investments increased $1,499,999 primarily as a result of unrealized gains on equity investments.

     Accounts payable increased $3,178,086 as of March 31, 2004 compared to December 31, 2003 primarily due to March expenses related to the increased sales in the Ready-Mixed Concrete Business.

     Indebtedness increased $4,838,932 during the first three months of 2004 primarily due to funding the increase in inventories and receivables.

     Stockholders' investment increased 1.3% during the first three months of 2004 primarily due to unrealized gains on other equity investments. Basic earnings were $.07 per share.


CAPITAL RESOURCES

     The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business. Capital expenditures during the first quarter of 2004 included work on the installation of a coal firing system to fuel our precalciner kiln. This installation is projected to be completed by the end of the third quarter of 2004. We also invested in routine equipment purchases during the first quarter of 2004, primarily in the Ready-Mixed Concrete Business. For the balance of the year, in addition to completing the installation of the coal firing system, we anticipate continuing our practice of applying a sufficient amount of capital resources to keep our equipment and facilities up-to-date.

     After completion of the coal firing system, preliminary plans are underway to install a new clinker cooler followed by the installation of a precalciner on our second cement kiln. We will continue to evaluate market conditions, other proposed capital expenditures and the Company's cash resources as we finalize the timing of the clinker cooler and precalciner installations. Additional bank financing may be required if we elect to proceed with these projects.


MARKET RISK

     Market risks relating to the Company's operations result primarily from changes in demand for our products. A significant increase in interest rates could lead to a reduction in construction activities in both the residential and commercial market. Budget shortfalls during economic slowdowns could cause money to be diverted away from highway projects, schools, detention facilities and other governmental construction projects. Reduction in construction activity lowers the demand for cement, ready-mixed concrete, concrete products and sundry building materials. As demand decreases, competition to retain sales volume could create downward pressure on sales prices. The manufacture of cement requires a significant investment in property, plant and equipment and a trained workforce to operate and maintain this equipment. These costs do not materially vary with the level of production. As a result, by operating at or near capacity, regardless of demand, companies can reduce per unit production costs. The continual need to control production costs encourages overproduction during periods of reduced demand.

     Interest rates on the Company's advancing term loan and line of credit are variable and are based on the JP Morgan Chase prime rate less 1.25% and .75%, respectively.


INFLATION

     Inflation directly affects the Company's operating costs. The manufacture of cement requires the use of a significant amount of energy. The Company burns primarily solid fuels, such as coal and petroleum coke, in its preheater kiln. We do not anticipate a significant increase above the rate of inflation in the cost of these solid fuels, or in the electricity required to operate our cement manufacturing equipment. In 2001, the Company added a precalciner to one of its kilns to increase production capacity. This precalciner burns natural gas. Increases in natural gas prices exceeding the rate of inflation create an above average increase in manufacturing costs.
The Company has commenced installation of a coal firing system for its precalciner kiln to reduce dependence on natural gas. Prices of the specialized replacement parts and equipment the Company must continually purchase tend to increase directly with the rate of inflation causing manufacturing costs to increase.


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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company has $13,002,901 of equity securities as of March 31, 2004. These investments are not hedged and are exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $780,000 effect on comprehensive income.

     The Company also has $26,619,028 of bank loans as of March 31, 2004. Interest rates on the Company's advancing term loan and line of credit are variable and are based on the JP Morgan Chase prime rate less 1.25% and .75%, respectively.


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

     The Company's management, including its President and Chairman of the Board of Directors and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on this evaluation, the Company's President and Chairman of the Board of Directors and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures are effective. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                         PART  II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              3(ii)  By-laws.

              31.1 Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

              31.2  Certificate of the Chief Financial Officer pursuant to
              Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of
              1934.

              32.1 18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated May 14, 2004.

              32.2 18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated May 14, 2004.

         (b) Reports on Form 8-K. There were no reports required to be filed on Form 8-K during the quarter for which this report is being filed (January 1, 2004 to March 31, 2004, inclusive).



                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date     May 14, 2004                      /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Chairman of the Board



Date     May 14, 2004                      /s/ Debra P. Roe
                                          Debra P. Roe, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer

                                 EXHIBIT INDEX


 Exhibit
 Number                            Description


 3(ii)           By-Laws.

 31.1            Certificate of the President and Chairman of the
                   Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934.

 31.2            Certificate of the Chief Financial Officer
                   pursuant to Section 13a-14(a)/15d-14(a)
                   of the Securities and Exchange Act of 1934.

 32.1            18 U.S.C. Section 1350 Certificate of the
                   President and Chairman of the Board dated
                   May 14, 2004.

 32.2            18 U.S.C. Section 1350 Certificate of the
                   Chief Financial Officer dated May 14, 2004.