Form 10-Q
period 2004-06-30
MONARCH CEMENT CO
filed 2004-08-11
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended June 30, 2004, or

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

As of August 6, 2004, there were 2,403,197 shares of Capital Stock, par value $2.50 per share outstanding and 1,623,761 shares of Class B Capital Stock, par value $2.50 per share outstanding.


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

Item 1.  Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2004 and December 31, 2003

ASSETS                                                2 0 0 4      2 0 0 3
                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $  2,853,521  $  5,438,018
  Receivables, less allowances of $610,000 in 2004
    and $591,000 in 2003 for doubtful accounts       21,914,256    13,852,596
  Inventories, priced at cost which is not in
    excess of market-
      Finished cement                              $  3,551,061  $  2,553,258
      Work in process                                 2,535,678       919,646
      Building products                               1,852,698     1,559,424
      Fuel, gypsum, paper sacks and other             4,575,305     4,022,894
      Operating and maintenance supplies              7,827,435     7,063,030
          Total inventories                        $ 20,342,177  $ 16,118,252
  Deferred income taxes                                 572,225       573,000
  Prepaid expenses                                      643,204       155,011
          Total current assets                     $ 46,325,383  $ 36,136,877

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and depletion of
  $109,219,774 in 2004 and $105,703,279 in 2003      78,975,322    77,884,890
DEFERRED INCOME TAXES                                 1,607,750     2,447,000
INVESTMENTS                                          13,979,002    11,502,902
OTHER ASSETS                                          1,692,260     1,860,762
                                                   $142,579,717  $129,832,431


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                 $ 10,400,132  $  6,435,292
  Bank loan payable                                   9,986,803         -
  Current portion of advancing term loan              3,406,381     3,353,778
  Accrued liabilities                                 3,386,502     5,284,474
          Total current liabilities                $ 27,179,818  $ 15,073,544

LONG-TERM DEBT                                       17,831,257    19,694,501
ACCRUED POSTRETIREMENT BENEFITS                       9,999,434     9,554,920
ACCRUED PENSION EXPENSE                                 564,355       385,543
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES        1,872,997     1,915,605

STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share,
  One vote per share - Authorized 10,000,000
  shares, Issued 2,404,207 shares at 6/30/2004
  and 2,389,381 shares at 12/31/2003               $  6,010,518  $  5,973,453
Class B capital stock, par value $2.50 per share,
  supervoting rights of ten votes per share,
  restricted transferability, convertible at all
  times into Capital Stock on a share-for-share
  basis - Authorized 10,000,000 shares, Issued
  1,622,751 shares at 6/30/2004 and 1,637,577
  shares at 12/31/2003                                4,056,877     4,093,942
Retained earnings                                    71,804,461    71,180,923
Accumulated other comprehensive loss                  3,260,000     1,960,000
          Total stockholders' investment           $ 85,131,856  $ 83,208,318
                                                   $142,579,717  $129,832,431

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and the Six Months Ended June 30, 2004 and 2003
(Unaudited)



                                For the Three Months Ended    For the Six Months Ended
                                  June 30,     June 30,        June 30,     June 30,
                                    2004         2003            2004         2003
NET SALES                        $40,730,540  $29,593,928     $68,379,837  $48,563,380

COST OF SALES                     36,005,888   24,496,826      60,362,436   42,440,129

   Gross profit from operations  $ 4,724,652  $ 5,097,102     $ 8,017,401  $ 6,123,251

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          3,049,664    2,943,906       6,127,037    5,827,183

   Income from operations          1,674,988  $ 2,153,196     $ 1,890,364  $   296,068

OTHER INCOME (EXPENSE):
  Interest income                $   114,266  $   120,122     $   139,867  $   177,104
  Interest expense                  (221,104)    (276,339)       (400,668)    (530,321)
  Other, net                          77,473      515,785         399,367      731,355

                                 $   (29,365) $   359,568     $   138,566  $   378,138

   Income before taxes on income $ 1,645,623  $ 2,512,764     $ 2,028,930  $   674,206

PROVISION FOR TAXES ON INCOME        485,000      775,000         600,000      200,000

NET INCOME                       $ 1,160,623  $ 1,737,764     $ 1,428,930  $   474,206

RETAINED EARNINGS, beg of period  71,449,230   69,318,486      71,180,923   70,582,044

Less cash dividends                  805,392      805,392         805,392      805,392

RETAINED EARNINGS, end of period $71,804,461  $70,250,858     $71,804,461  $70,250,858

Basic earnings per share                $.29         $.43            $.35         $.12

Cash dividends per share                $.20         $.20            $.20         $.20

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and the Six Months Ended June 30, 2004 and 2003 (Unaudited)

                                For the Three Months Ended    For the Six Months Ended
                                  June 30,     June 30,        June 30,      June 30,
                                    2004         2003            2004          2003
NET INCOME                       $ 1,160,623  $ 1,737,764     $ 1,428,930  $   474,206
UNREALIZED APPRECIATION
  ON AVAILABLE FOR SALE
  SECURITIES (Net of deferred
  tax expense of $300,000,
  $320,000, $800,000 and
  $280,000, respectively)            500,000      480,000       1,300,000      420,000
COMPREHENSIVE INCOME             $ 1,660,623  $ 2,217,764     $ 2,728,930  $   894,206

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003 (Unaudited)
                                                         2004          2003
OPERATING ACTIVITIES:
 Net income                                          $  1,428,930  $    474,206
 Adjustments to reconcile net income to
  net cash used for operating activities:
   Depreciation, depletion and amortization             4,851,804     5,406,531
   Minority interest in losses of subsidiaries            (34,904)     (306,091)
   Deferred income taxes                                       25           415
   Gain on disposal of assets                            (104,387)     (320,235)
   Realized gain on sale of other investments                 (22)     (393,393)
   Change in assets and liabilities:
     Receivables, net                                  (8,061,660)      713,385
     Inventories                                       (4,223,925)   (5,631,838)
     Refundable federal and state income taxes              -           203,633
     Prepaid expenses                                    (488,193)     (882,109)
     Other assets                                           8,821         7,636
     Accounts payable and accrued liabilities           3,677,651      (111,452)
     Accrued postretirement benefits                      444,514       137,167
     Accrued pension expense                              178,812       186,523

    Net cash used for operating activities           $ (2,322,534) $   (515,622)

INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment        $ (5,874,128) $ (3,164,542)
 Proceeds from disposals of property, plant
  and equipment                                           296,937       367,961
 Payment for purchases of equity investments             (376,101)     (132,493)
 Proceeds from disposals of equity investments                 23       645,697
 Net purchases of subsidiaries' stock                     (68,681)        -

    Net cash used for investing activities           $ (6,021,950) $ (2,283,377)

FINANCING ACTIVITIES:
 Proceeds from bank loans                            $  8,176,162  $  4,163,429
 Cash dividends paid                                   (2,416,175)   (2,416,175)

    Net cash provided by financing activities        $  5,759,987  $  1,747,254

Net decrease in cash and cash equivalents            $ (2,584,497) $ (1,051,745)

CASH AND CASH EQUIVALENTS, beginning of year            5,438,018     3,909,215

CASH AND CASH EQUIVALENTS, end of period             $  2,853,521  $  2,857,470


Interest paid, net of amount capitalized                 $429,828      $564,005
Income tax paid, net of refunds                          $688,063      $ (3,643)

See notes to condensed consolidated financial statements


THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003 (Unaudited), and December 31, 2003


1.	For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10-K.
2.	Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.
The weighted average number of shares outstanding was 4,026,958 in the second quarter of 2004 and 2003 and in the first six months of 2004 and
2003.  The Company has no common stock equivalents and therefore, does not report diluted earnings per share.
3.	Our Company groups its operations into two lines of business - Cement
Business and Ready-Mixed Concrete Business. The "Cement Business" refers to our manufacture and sale of cement and "Ready-Mix Concrete Business" refers to our ready-mixed concrete, concrete products and sundry building materials business. Following is condensed information for each line for the periods indicated (in thousands):

                                         Three Months Ended  Six Months Ended
                                          6/30/04  6/30/03   6/30/04  6/30/03
       Sales to Unaffiliated Customers
         Cement Business                  $15,802  $10,568   $22,096  $17,859
         Ready-Mixed Concrete Business     24,929   19,026    46,284   30,704
       Intersegment Sales
         Cement Business                    2,987    3,025     5,030    4,869
         Ready-Mixed Concrete Business        -        -         -        -
       Operating Income (Loss)
         Cement Business                    2,325    2,496     3,036    2,220
         Ready-Mixed Concrete Business       (650)    (343)   (1,146)  (1,924)
       Capital Expenditures
         Cement Business                    1,588      342     2,664      611
         Ready-Mixed Concrete Business      2,535    1,297     3,210    2,554
                                                              Balance as of
                                                      6/30/04 12/31/03
       Identifiable Assets
         Cement Business                                     $77,596  $70,212
         Ready-Mixed Concrete Business                        44,279   37,798
       Corporate Assets-                                      20,705   21,822

4.	The Company records revenue from the sale of cement, ready-mixed concrete, concrete products and sundry building materials when the products are delivered to the customers.  Concrete products are also sold through long-
term construction contracts.  Revenues for these contracts are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs.  Full provision is made for any anticipated losses. Billings for long-term construction contracts are rendered monthly, including the amount of retainage withheld by the customer until contract completion. Retainages are included in accounts receivable and are generally due within one year.
5.	Capital expenditures for property, plant and equipment were approximately
$5,874,000 during the first six months of 2004.  These funds were primarily used for the installation of the coal mill in the Cement Business and to upgrade equipment in the Ready-Mixed Concrete Business.
6.	The following table presents the components of net periodic costs as of
June 30, 2004 and 2003:

                                       Pension Benefits      Other Benefits
                                        2004      2003       2004       2003
   Service cost                       $229,978  $144,407  $  213,039  $ 86,783
   Interest cost                       819,121   585,449     584,230   446,304
   Expected return on plan assets     (920,092) (537,615)      -         -
   Amortization of prior
    service costs                       37,562    26,171       -         -
   Recognized net actuarial gain        12,242    47,763       -         -
   Unrecognized net loss                 -         -         214,067    90,321
     Net periodic pension expense     $178,811  $266,175  $1,011,336  $623,408

     As previously reported in our financial statements for the year ended December 31, 2003, we do not expect to contribute to the pension plan in 2004. The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets. As previously disclosed in our financial statements for the year ended December 31, 2003, Monarch expects to contribute $1,000,000 to this plan in 2004. As of June 30, 2004, we have contributed $566,823 and anticipate contributing an additional $575,000 to this plan in 2004 for a total of $1,140,000.

\THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

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

Results of Operations

     Our products are used in residential, commercial and governmental construction. For several years we experienced continued increases in the demand for our products. The combination of residential, commercial and governmental construction activities resulted in the need for increased production to meet our customers' needs. In response to those needs, we made investments in our plant and equipment to increase production and improve efficiencies. We are confident that we will benefit from these investments as the economy continues to improve.

     For the first half of 2004, we are encouraged with the level of construction activity in our market area. Although intermittent rains have hampered construction projects and reduced efficiencies in our ready-mixed concrete operations, sales continue to exceed last year's year-to-date levels. For the balance of the year, we anticipate continued strong demand for our products in both the Cement Business and Ready-Mixed Concrete Business.
Cement imports are projected to significantly decrease in 2004 due to the limited availability of ships and increased freight rates providing increased demand for domestic cement. The increase in steel prices also adds upward pressure to the demand for cement as concrete construction becomes more competitive with steel construction. These factors and the general improvement in economic conditions are the basis for our projected increase in both sales volume and average price for the year 2004.

2nd Quarter

     Consolidated net sales for the quarter ended June 30, 2004, increased by $11,136,612 when compared to the quarter ended June 30, 2003. Sales in our Cement Business were higher by $4,196,098, while sales in our Ready-Mixed Concrete Business increased $6,940,514. Improved economic conditions resulted in higher sales volumes in both the Cement and Ready-Mixed Concrete Business. The Cement Business also benefited from modest price increases while billings for construction contracts added to the Ready-Mixed Concrete Business sales.

     Our overall gross profit rate for the three months ended June 30, 2004 was 11.6% versus 17.2% for the three months ended June 30, 2003 primarily due to increased maintenance costs in the Cement Business during the second quarter of 2004 as compared to the second quarter of 2003. Due to the size and complexity of our equipment, maintenance costs can vary significantly from quarter-to-quarter depending on the timing of projects and type of work performed.

     Selling, general, and administrative expenses increased by 3.6% during the second quarter of 2004 compared to the second quarter of 2003. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume. The increase is primarily due to rising health care costs and professional expenses, although no single factor increased materially.

     Other, net decreased $438,312 during the second quarter of 2004 as compared to the second quarter of 2003 primarily due to a gain on the sale of equity investments in 2003.

     The effective tax rates for the second quarter of 2004 and 2003 were 29.5% and 30.8%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and minority interest in consolidated income (loss).

Year-to-Date

     Consolidated net sales for the six months ended June 30, 2004 were $68,379,837, an increase of $19,816,457 as compared to the six months ended June 30, 2003. Sales in our Cement Business were higher by $4,236,826 while sales in our Ready-Mixed Concrete Business increased by $15,579,631. Improved economic conditions resulted in higher sales volumes in both the Cement and Ready-Mixed Concrete Business. The Cement Business also benefited from modest price increases while billings for construction contracts added to the Ready-Mixed Concrete Business sales.

     Our overall gross profit rate for the six months ended June 30, 2004 was 11.7% versus 12.6% for the six months ended June 30, 2003. Gross profit rate in the Cement Business decreased 1.4% and gross profit rate in the Ready-Mixed Concrete Business increased by .8%.

     Selling, general, and administrative expenses increased 5.1% for the first six months of 2004 compared to the first six months of 2003. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume. The increases are primarily due to rising health care costs and professional expense, although no single factor increased materially.

     Interest expense decreased $129,653 for the first half of 2004 as compared to the first half of 2003 primarily due to a reduction in the average amount of bank loans outstanding during the first six months of 2004 compared to the first six months of 2003. Slightly lower interest rates also contributed to the reduced costs.

     Other, net decreased $331,988 during the first six months of 2004 as compared to the first six months of 2003 primarily due to a gain on the sale of equity investments in 2003.

     The effective tax rates for the six months ended June 30, 2004 and 2003 were 29.6% and 29.7%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and minority interest in consolidated income.


LIQUIDITY

     We are able to meet our cash needs primarily from a combination of operations and bank loans. Cash decreased during the first six months of 2004 primarily due increases in receivables and inventories, the purchase of equipment and the payment of dividends.

     In December 2003, Monarch renewed our line of credit with a bank for another year. Our current unsecured credit commitment consists of a $25,000,000 advancing term loan maturing December 31, 2005 and a $10,000,000 line of credit maturing December 31, 2004. These loans bear floating interest rates based on JP Morgan Chase prime rate less 1.25% and .75%, respectively. The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the first six months of 2004. As of June 30, 2004, we had borrowed $20,028,387 on the advancing term loan and $9,986,803 on the line of credit leaving a balance available on the line of credit of $13,197. The average daily interest rate we paid on the advancing term loan during the second quarter of 2004 and 2003 was 2.75% and 3.0%, respectively, and for the first six months of 2004 and 2003 was 2.75% and 3.0%, respectively. The average daily interest rate we paid on the line of credit during the second quarter of 2004 and 2003 was 3.25% and 3.5%, respectively, and the first six months of 2004 and 2003 was 3.25% and 3.5%, respectively. As of June 30, 2004, the applicable interest rate was 3.0% on the advancing term loan and 3.5% on the line of credit. The advancing term loan was used to help finance the expansion project at our cement manufacturing facility. The line of credit was used to cover operating expenses during the first six months of the year when we build inventory due to the seasonality of our business. We anticipate that the line of credit maturing December 31, 2004 will be paid using funds from operations or replacement bank financing. Our board of directors has given management the authority to borrow an additional $15,000,000 for a maximum of $50,000,000.


FINANCIAL CONDITION

     Total assets as of June 30, 2004 were $142,579,717, an increase of $12,747,286 since December 31, 2003 due primarily to increases in receivables and inventories. These variations are common during the first half of the year due to the seasonality of our business (see Seasonality below). Investments increased $2,476,100 primarily as a result of unrealized gains on equity investments.

     Accounts payable increased $3,964,840 as of June 30, 2004 compared to December 31, 2003 primarily due to June expenses related to the increased sales volume in the Ready-Mixed Concrete Business.

     Indebtedness increased $8,176,162 during the first six months of 2004 primarily due to funding the increase in receivables and inventories.

     Stockholders' investment increased 2.3% during the first six months of 2004 primarily due to the net income. Basic earnings were $.35 per share.


CAPITAL RESOURCES

     The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business. Capital expenditures during the first six months of 2004 included work on the installation of a coal firing system to fuel our precalciner kiln. This installation is projected to be completed by the end of the third quarter of 2004. We also invested in routine equipment purchases during the first six months of 2004, primarily in the Ready-Mixed Concrete Business. For the balance of the year, in addition to completing the installation of the coal firing system, we anticipate continuing our practice of applying a sufficient amount of capital resources to keep our equipment and facilities up-to-date.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company has $13,979,002 of equity securities as of June 30, 2004. These investments are not hedged and are exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have an $840,000 effect on comprehensive income.

     The Company also has $30,015,190 of bank loans as of June 30, 2004. Interest rates on the Company's advancing term loan and line of credit are variable and are based on the JP Morgan Chase prime rate less 1.25% and .75%, respectively.


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

     The Company's management, including its President and Chairman of the Board of Directors and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on this evaluation, the Company's President and Chairman of the Board of Directors and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures are effective. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




                         PART  II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of the stockholders of The Monarch Cement Company held on April 14, 2004, the stockholders elected four Class III Directors, namely, Jack R. Callahan, Ronald E. Callaway, Robert M. Kissick, and Byron K. Radcliff, to serve terms expiring at the annual meeting of stockholders in 2007. Class I Directors, namely, David L. Deffner, Gayle C. McMillen, and Richard N. Nixon and Class II Directors, namely, Byron J. Radcliff, Michael R. Wachter, Walter H. Wulf, Jr., and Walter H. Wulf, III continue to serve terms expiring at the annual meetings of stockholders in 2005 and 2006, respectively.

     The following is a summary of votes cast.

                                               Withhold       Abstentions/
                                               Authority/        Broker
                                   For          Against        Non-votes
         Jack R. Callahan       14,846,725       84,798           N/A
         Ronald E. Callaway     14,856,076       84,798           N/A
         Robert M. Kissick      14,852,846       84,798           N/A
         Byron K. Radcliff      14,842,157       84,798           N/A

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              31.1 Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

              31.2 Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

              32.1 18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated August 11, 2004.

              32.2 18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated August 11, 2004.

         (b) Reports on Form 8-K. There ware no reports required to be filed on Form 8-K during the quarter for which this report is being filed (April 1, 2004 to June 30, 2004, inclusive).



                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date     August 11, 2004                   /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Chairman of the Board



Date     August 11, 2004                   /s/ Debra P. Roe
                                          Debra P. Roe, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer

                                 EXHIBIT INDEX


 Exhibit
 Number                            Description

 31.1            Certificate of the President and Chairman of the
                   Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

 31.2            Certificate of the Chief Financial Officer
                   pursuant to Section 13a-14(a)/15d-14(a)
                   of the Securities Exchange Act of 1934.

 32.1            18 U.S.C. Section 1350 Certificate of the
                   President and Chairman of the Board
                   dated August 11, 2004.

 32.2            18 U.S.C. Section 1350 Certificate of the
                   Chief Financial Officer dated August 11,
                2004.