Form 10-Q
period 2004-09-30
MONARCH CEMENT CO
filed 2004-11-12
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2004, or

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

As of November 9, 2004, there were 2,403,322 shares of Capital Stock, par value $2.50 per share outstanding and 1,623,636 shares of Class B Capital Stock, par value $2.50 per share outstanding.


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

Item 1.  Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003

ASSETS                                                2 0 0 4      2 0 0 3
                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $  3,553,499  $  5,438,018
  Receivables, less allowances of $624,000 in 2004
    and $591,000 in 2003 for doubtful accounts       23,685,093    13,852,596
  Inventories, priced at cost which is not in
    excess of market-
      Finished cement                              $  1,097,490  $  2,553,258
      Work in process                                 1,661,707       919,646
      Building products                               1,767,528     1,559,424
      Fuel, gypsum, paper sacks and other             4,736,273     4,022,894
      Operating and maintenance supplies              8,711,526     7,063,030
          Total inventories                        $ 17,974,524  $ 16,118,252
  Deferred income taxes                                 572,225       573,000
  Prepaid expenses                                      450,775       155,011
          Total current assets                     $ 46,236,116  $ 36,136,877

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and depletion of
  $111,182,281 in 2004 and $105,703,279 in 2003      80,625,299    77,884,890
DEFERRED INCOME TAXES                                 1,374,750     2,447,000
INVESTMENTS                                          14,355,547    11,502,902
OTHER ASSETS                                          1,624,534     1,860,762
                                                   $144,216,246  $129,832,431


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                 $ 11,634,390  $  6,435,292
  Bank loan payable                                   8,898,814         -
  Current portion of advancing term loan              3,432,496     3,353,778
  Accrued liabilities                                 3,722,205     5,284,474
          Total current liabilities                $ 27,687,905  $ 15,073,544

LONG-TERM DEBT                                       16,910,002    19,694,501
ACCRUED POSTRETIREMENT BENEFITS                      10,237,588     9,554,920
ACCRUED PENSION EXPENSE                                 651,191       385,543
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES        1,887,946     1,915,605

STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share,
  1 vote per share - Authorized 10,000,000
  shares, Issued 2,403,197 shares at 9/30/2004
  and 2,389,381 shares at 12/31/2003               $  6,007,993  $  5,973,453
Class B capital stock, par value $2.50 per share,
  supervoting rights of ten votes per share,
  restricted transferability, convertible at all
  times into Capital Stock on a share-for-share
  basis - Authorized 10,000,000 shares, Issued
  1,623,761 shares at 9/30/2004 and 1,637,577
  shares at 12/31/2003                                4,059,402     4,093,942
Retained earnings                                    73,264,219    71,180,923
Accumulated other comprehensive income                3,510,000     1,960,000
          Total stockholders' investment           $ 86,841,614  $ 83,208,318
                                                   $144,216,246  $129,832,431

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and the Nine Months Ended September 30, 2004 and 2003
(Unaudited)



                                For the Three Months Ended    For the Nine Months Ended
                                September 30, September 30, September 30, September 30,
                                    2004         2003            2004         2003
NET SALES                        $44,365,950  $40,762,569    $112,745,787  $89,325,949

COST OF SALES                     38,331,126   33,766,360      98,693,562   76,206,489

   Gross profit from operations  $ 6,034,824  $ 6,996,209     $14,052,225 $ 13,119,460

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          2,799,342    3,102,130       8,926,379    8,929,313

   Income from operations        $ 3,235,482  $ 3,894,079     $ 5,125,846  $ 4,190,147

OTHER INCOME (EXPENSE):
  Interest income                $   109,861  $   110,037     $   249,728  $   287,141
  Interest expense                  (227,597)    (255,900)       (628,265)    (786,221)
  Other, net                         122,403       84,372         521,770      815,727

                                 $     4,667  $   (61,491)    $   143,233  $   316,647

   Income before taxes on income $ 3,240,149  $ 3,832,588     $ 5,269,079  $ 4,506,794

PROVISION FOR TAXES ON INCOME        975,000    1,240,000       1,575,000    1,440,000

NET INCOME                       $ 2,265,149  $ 2,592,588     $ 3,694,079  $ 3,066,794

RETAINED EARNINGS, beg. of period 71,804,461   70,250,858      71,180,923   70,582,044

Less cash dividends                  805,391      805,391       1,610,783    1,610,783

RETAINED EARNINGS, end of period $73,264,219  $72,038,055     $73,264,219  $72,038,055

Basic earnings per share                $.56         $.64            $.92         $.76

Cash dividends per share                $.20         $.20            $.40         $.40

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and the Nine Months Ended September 30, 2004 and 2003 (Unaudited)

                                For the Three Months Ended    For the Nine Months Ended
                               September 30, September 30,  September 30, September 30,
                                    2004         2003            2004          2003
NET INCOME                       $ 2,265,149  $ 2,592,588     $ 3,694,079  $ 3,066,794
UNREALIZED APPRECIATION
  ON AVAILABLE FOR SALE
  SECURITIES (Net of
  deferred tax expense
  of $200,000, $180,000,
  $1,000,000 and $460,000,
  respectively)                      250,000      280,000       1,550,000      700,000
COMPREHENSIVE INCOME             $ 2,515,149  $ 2,872,588     $ 5,244,079  $ 3,766,794

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003 (Unaudited)
                                                         2004          2003
OPERATING ACTIVITIES:
 Net income                                          $  3,694,079  $  3,066,794
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and depletion                           7,549,649     8,214,200
   Minority interest in earnings (losses) of
    subsidiaries                                          (19,955)     (278,490)
   Deferred income taxes, long-term                            25           415
   Gain on disposal of assets                            (278,708)     (377,577)
   Realized gain on sale of other investments             (33,741)     (404,616)
   Change in assets and liabilities, net of
    acquisitions:
     Receivables, net                                  (9,832,497)   (1,741,283)
     Inventories                                       (1,856,272)   (1,729,156)
     Refundable federal and state income taxes               -          562,496
     Prepaid expenses                                    (295,764)     (860,905)
     Other assets                                          13,317        11,909
     Accounts payable and accrued liabilities           5,247,612     1,683,762
     Accrued postretirement benefits                      682,668       297,031
     Accrued pension expense                              265,648       (32,638)

    Net cash provided by operating activities        $  5,136,061  $  8,411,942

INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment        $(10,183,300) $ (4,521,127)
 Proceeds from disposals of property, plant
  and equipment                                           579,157       447,824
 Payment for purchases of equity investments             (589,871)     (240,849)
 Proceeds from disposals of equity investments            320,967       657,726
 Net purchases of subsidiaries' stock                    (119,000)         -

    Net cash used for investing activities           $ (9,992,047) $ (3,656,426)

FINANCING ACTIVITIES:
 Proceeds from (retirement of) bank loans            $  6,193,033  $ (2,086,707)
 Cash dividends paid                                   (3,221,566)   (3,221,566)

    Net cash provided by (used for) financing
     activities                                      $  2,971,467  $ (5,308,273)

Net increase (decrease) in cash and cash equivalents $ (1,884,519) $   (552,757)

CASH AND CASH EQUIVALENTS, beginning of year            5,438,018     3,909,215

CASH AND CASH EQUIVALENTS, end of period             $  3,553,499  $  3,356,458


Interest paid, net of amount capitalized                 $644,995      $807,497
Income taxes paid, net of refunds                      $1,915,998      $335,649

See notes to condensed consolidated financial statements


THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003 (Unaudited), and December 31, 2003


1.	For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10-K.
2.	Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.
The weighted average number of shares outstanding was 4,026,958 in the third quarter of 2004 and 2003 and in the first nine months of 2004 and
2003.  The Company has no common stock equivalents and therefore, does not report diluted earnings per share.
3.	Our Company groups its operations into two lines of business - Cement
Business and Ready-Mixed Concrete Business. The "Cement Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products and sundry building materials business. Following is condensed information for each segment for the periods indicated (in thousands):


                                         Three Months Ended Nine Months Ended
                                   9/30/04  9/30/03   9/30/04  9/30/03
       Sales to Unaffiliated Customers-
         Cement Business                  $17,709  $17,722   $39,805  $35,581
         Ready-Mixed Concrete Business     26,657   23,041    72,941   53,745
       Intersegment Sales-
         Cement Business                    3,224    3,387     8,254    8,256
         Ready-Mixed Concrete Business        -        -         -        -
       Operating Profit-
         Cement Business                    2,921    3,008     5,957    5,228
         Ready-Mixed Concrete Business        315      886      (831)  (1,038)
       Capital Expenditures-
         Cement Business                    2,610      391     5,274    1,002
         Ready-Mixed Concrete Business      1,699      965     4,909    3,519
                                                              Balance as of
                                                      9/30/04 12/31/03
       Identifiable Assets-
         Cement Business                                     $78,292  $70,212
         Ready-Mixed Concrete Business                        44,444   37,798
       Corporate Assets-                                      21,480   21,822

4.	The Company records revenue from the sale of cement, ready-mixed concrete, concrete products and sundry building materials when the products are delivered to the customers.  Concrete products are also sold through long-
term construction contracts.  Revenues for those contracts are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs.  Full provision is made for any anticipated losses. Billings for long-term construction contracts are rendered monthly, including the amount of retainage withheld by the customer until contract completion. Retainages are included in accounts receivable and are generally due within one year.
5.	Capital expenditures for property, plant and equipment were approximately
$10,183,300 during the first nine months of 2004.  These funds were primarily used for the installation of the coal mill in the Cement Business and to upgrade equipment in the Ready-Mixed Concrete Business.
6.	The following table presents the components of net periodic costs for the nine months ended September 30, 2004 and 2003:

                                       Pension Benefits      Other Benefits
                                        2004      2003       2004       2003
   Service cost                       $343,290  $199,716  $  319,570  $133,082
   Interest cost                     1,221,443   809,678     876,397   684,410
   Expected return on plan assets   (1,373,429) (743,523)      -         -
   Amortization of prior
    service costs                       56,069    36,195       -         -
   Recognized net actuarial gain        18,274    66,056       -         -
   Unrecognized net loss                 -         -         321,112   138,507
     Net periodic pension expense     $265,647  $368,122  $1,517,079  $955,999



The following table presents the components of net periodic costs for the three months ended September 30, 2004 and 2003:

                                       Pension Benefits      Other Benefits
                                        2004      2003       2004       2003
   Service cost                       $113,312  $ 55,309    $106,531  $ 46,299
   Interest cost                       402,322   224,229     292,167   238,106
   Expected return on plan assets     (453,337) (205,908)      -          -
   Amortization of prior
    service costs                       18,507    10,024       -          -
   Recognized net actuarial gain         6,033    18,293       -          -
   Unrecognized net loss                  -         -        107,045    48,186
     Net periodic pension expense     $ 86,837  $101,947    $505,743  $332,591


     As previously reported in our financial statements for the year ended December 31, 2003, we do not expect to contribute to the pension plan in 2004. The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets. As previously disclosed in our financial statements for the year ended December 31, 2003, Monarch expects to contribute $1,000,000 to this plan in 2004. As of September 30, 2004, we have contributed $834,411 and anticipate contributing an additional $225,000 to this plan in 2004 for a total of approximately $1,060,000.

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

     For the first nine months of 2004, we are encouraged with the level of construction activity in our market area. Although intermittent rains have hampered construction projects and reduced efficiencies in our ready-mixed concrete operations, sales continue to exceed last year's year-to-date levels. For the balance of the year, we anticipate continued strong demand for our products in both the Cement Business and Ready-Mixed Concrete Business although sales could be adversely affected by wetter conditions or an early onset of winter.

3RD QUARTER

     Consolidated net sales for the quarter ended September 30, 2004, increased by $3,603,381 when compared to the quarter ended September 30, 2003. Sales in our Cement Business were lower by $12,864 while sales of Ready-Mixed Concrete Business increased $3,616,245. The Ready-Mixed Concrete Business benefited from higher concrete sales volumes and increased billings for construction contracts.

     The overall gross profit rate for the three months ended September 30, 2004 was 13.6% versus 17.2% for the three months ended September 30, 2003 primarily due to increased production costs associated with construction contracts.

     Selling, general, and administrative expenses decreased by 9.8% during the third quarter of 2004 compared to the third quarter of 2003. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume. The decrease is primarily due to a reduction in workers' compensation cost.

     The effective tax rates for the third quarter of 2004 and 2003 were 30.1% and 32.4%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and minority interest in consolidated income.

YEAR-TO-DATE

     Consolidated net sales for the nine months ended September 30, 2004 were $112,745,787, an increase of $23,419,838 as compared to the nine months ended September 30, 2003. Sales in our Cement Business were higher by $4,223,962 while sales in our Ready-Mixed Concrete Business increased by $19,195,876. Improved economic conditions resulted in higher sales volumes in both the Cement Business and Ready-Mixed Concrete Business. The Cement Business also benefited from modest price increases while billings for construction contracts added to the Ready-Mixed Concrete Business sales.

     Our overall gross profit rate for the nine months ended September 30, 2004 was 12.5% versus 14.7% for the nine months ended September 30, 2003. Gross profit rate in the Cement Business decreased 1.0% and gross profit rate in the Ready-Mixed Concrete Business decreased by 1.6%.

     Selling, general, and administrative expenses decreased less than 1.0% for the first nine months of 2004 compared to the first nine months of 2003.

     Interest expense decreased $157,956 for the first nine months of 2004 as compared to the first nine months of 2003 primarily due to a reduction in the average amount of bank loans outstanding during the first nine months of 2004 compared to the first nine months of 2003 and the capitalization of interest during 2004.

     Other, net decreased $293,957 during the first nine months of 2004 as compared to the first nine months of 2003 primarily due to a gain on the sale of equity investments in 2003.

     The effective tax rates for the nine months ended September 30, 2004 and 2003 were 29.9% and 31.9%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and minority interest in consolidated income.


LIQUIDITY

     We are able to meet our cash needs primarily from a combination of operations and bank loans. Cash decreased during the first nine months of 2004 primarily due to increases in receivables and inventories, the purchase of equipment and the payment of dividends.

     In December 2003, we renewed our line of credit with our current lender for another year. Our current unsecured credit commitment consists of a $25,000,000 advancing term loan maturing December 31, 2005 and a $10,000,000 line of credit maturing December 31, 2004. These loans each bear floating interest rates based on JP Morgan Chase prime rate less 1.25% and .75%, respectively. The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the first nine months of 2004. As of September 30, 2004, we had borrowed $19,194,355 on the advancing term loan and $8,898,814 on the line of credit leaving a balance available on the line of credit of $1,101,186. The average daily interest rate we paid on the advancing term loan during the third quarter of 2004 and 2003 was 3.16% and 2.75%, respectively, and for the first nine months of 2004 and 2003 was 2.89% and 2.91%, respectively. The average daily interest rate we paid on the line of credit during the third quarter of 2004 and 2003 was 3.66% and 3.25%, respectively, and the first nine months of 2004 and 2003 was 3.39% and 3.41%, respectively. As of September 30, 2004, the applicable interest rate was 3.50% on the advancing term loan and 4.00% on the line of credit. The advancing term loan was used to help finance the expansion project at our cement manufacturing facility. The line of credit was used to cover operating expenses primarily during the first half of the year when the company was building inventory due to the seasonality of our business (see Seasonality below). We anticipate that the line of credit maturing December 31, 2004 will be paid using funds from operations or replacement bank financing. Our board of directors has given management the authority to borrow a maximum of $50,000,000.


FINANCIAL CONDITION

     Total assets as of September 30, 2004 were $144,216,246, an increase of $14,383,815 since December 31, 2003 due primarily to increases in receivables, inventories, property, plant and equipment and investments. Increases in receivables and inventories are common during the first nine months of the year due to the seasonality of our business (see Seasonality below).
Retainage associated with long-term construction projects also contributed to the increase in receivables. Property, plant and equipment increased due to capital improvements (see Capital Resources below). Investments increased primarily as a result of unrealized gains on equity investments.

     Indebtedness increased $6,193,033 during the first nine months of 2004 primarily due to funding the increase in receivables and capital expenditures.

     Stockholders' investment increased 4.4% during the first nine months of 2004 primarily due to the net income. Unrealized gain on equity investments also contributed to the increase.

CAPITAL RESOURCES

     The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business. Capital expenditures during the first nine months of 2004 included installation of a coal firing system to fuel our precalciner kiln. This installation was substantially complete by the end of the third quarter of 2004. We also invested in routine equipment purchases during the first nine months of 2004, primarily in the Ready-Mixed Concrete Business. For the balance of the year we do not anticipate any significant additional capital investments.

     Plans are underway to install a new clinker cooler in early 2005 followed by the conversion of our remaining preheater kiln to a precalciner kiln in 2006. Additional bank financing will be required to complete these projects. We do not anticipate any difficulty obtaining such financing based upon our current financial position.


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


INFLATION

     Inflation directly affects the Company's operating costs. Prices of the specialized replacement parts and equipment the Company must continually purchase tend to increase directly with the rate of inflation causing manufacturing costs to increase. The manufacture of cement requires the use of a significant amount of energy. The Company burns primarily solid fuels, such as coal and petroleum coke, in its preheater kiln. We do not anticipate a significant increase above the rate of inflation in the cost of these solid fuels, or in the electricity required to operate our cement manufacturing equipment. In 2001, the Company added a precalciner to one of its kilns to increase production capacity. This precalciner burns natural gas. Increases in natural gas prices exceeding the rate of inflation create an above average increase in manufacturing costs. The Company has substantially completed the installation of a coal firing system to its precalciner kiln to minimize the use of natural gas.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has $14,355,547 of equity securities as of September 30, 2004. These investments are not hedged and are exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $860,000 effect on comprehensive income.

     The Company also has $28,093,169 of bank loans as of September 30, 2004. Interest rates on the Company's advancing term loan and line of credit are variable and are based on the JP Morgan Chase prime rate less 1.25% and .75%, respectively.


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

     The Company's management, including its President and Chairman of the Board of Directors and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on form 10-Q. Based on this evaluation, the Company's President and Chairman of the Board of Directors and Chief Financial Officer have concluded that the design and operation of these disclosure controls and procedures are effective. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




                         PART  II.   OTHER INFORMATION

Item 6.  Exhibits

              31.1 Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

              31.2 Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1  18 U.S.C. Section 1350 Certificate of the President and
Chairman of the Board dated November 12, 2004.

32.2  18 U.S.C. Section 1350 Certificate of the Chief Financial
Officer dated November 12, 2004.




                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date    November 12, 2004                  /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Chairman of the Board



Date    November 12, 2004                  /s/ Debra P. Roe
                                          Debra P. Roe, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer

                                 EXHIBIT INDEX


 Exhibit
 Number                            Description

 31.1            Certificate of the President and Chairman of the
                   Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

 31.2            Certificate of the Chief Financial Officer
                   pursuant to Section 13a-14(a)/15d-14(a)
                   of the Securities Exchange Act of 1934

 32.1            18 U.S.C. Section 1350 Certificate of the President
                   and Chairman of the Board dated November 12, 2004.

 32.2            18 U.S.C. Section 1350 Certificate of the Chief
                   Financial Officer dated November 12, 2004.