Form 10-Q
period 2005-03-31
MONARCH CEMENT CO
filed 2005-05-16
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended March 31, 2005, or

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

As of May 10, 2005, there were 2,411,542 shares of Capital Stock, par value $2.50 per share outstanding and 1,615,416 shares of Class B Capital Stock, par value $2.50 per share outstanding.


PART I - FINANCIAL INFORMATION

The condensed consolidated financial statements included in this report have been prepared by our Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Our Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Those adjustments consist only of normal, recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Company's most recent annual report on Form 10-K for 2004 filed with the Securities & Exchange Commission. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.


Item 1.  Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004

ASSETS                                                2 0 0 5      2 0 0 4
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $  3,123,638  $  4,999,253
  Receivables, less allowances of $741,000 in 2005
    and $727,000 in 2004 for doubtful accounts       16,338,621    13,523,816
  Inventories, priced at cost which is not in
    excess of market-
      Finished cement                              $  6,104,046  $  2,679,506
      Work in process                                 1,380,370     1,456,854
      Building products                               3,536,541     3,391,901
      Fuel, gypsum, paper sacks and other             3,092,301     2,919,528
      Operating and maintenance supplies              8,099,518     7,500,453
          Total inventories                        $ 22,212,776  $ 17,948,242
  Refundable federal and state income taxes             507,007       812,807
  Deferred income taxes                                 686,000       686,000
  Prepaid expenses                                      105,482       170,236
          Total current assets                     $ 42,973,524  $ 38,140,354

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and depletion of
  $114,730,638 in 2005 and $113,663,839 in 2004      82,626,863    79,948,242
DEFERRED INCOME TAXES                                 2,330,000     1,965,000
INVESTMENTS                                          11,854,631    13,620,501
OTHER ASSETS                                          1,458,227     1,526,069
                                                   $141,243,245  $135,200,166


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                 $  8,509,920  $  5,686,857
  Line of credit payable                              6,773,895       981,667
  Current portion of advancing term loan              2,044,245     2,021,503
  Accrued liabilities                                 4,022,489     5,659,437
          Total current liabilities                $ 21,350,549  $ 14,349,464

LONG-TERM DEBT                                       23,482,878    24,119,115
ACCRUED POSTRETIREMENT BENEFITS                      10,266,393    10,128,039
ACCRUED PENSION EXPENSE                               1,361,487     1,238,027
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES        1,233,522     1,349,566

STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share,
  one vote per share - Authorized 10,000,000
  shares, Issued 2,409,142 shares at 3/31/2005
  and 2,406,197 shares at 12/31/2004               $  6,022,855  $  6,015,493
Class B capital stock, par value $2.50 per share,
  supervoting rights of ten votes per share,
  restricted transferability, convertible at all
  times into Capital Stock on a share-for-share
  basis - Authorized 10,000,000 shares, Issued
  1,617,816 shares at 3/31/2005 and 1,620,761
  shares at 12/31/2004                                4,044,540     4,051,902
Retained earnings                                    70,661,021    70,528,560
Accumulated other comprehensive income                2,820,000     3,420,000
          Total stockholders' investment           $ 83,548,416  $ 84,015,955
                                                   $141,243,245  $135,200,166

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

                                                      2005           2004
NET SALES                                          $24,541,081    $27,649,297

COST OF SALES                                       21,837,340     24,356,548

    Gross profit from operations                   $ 2,703,741    $ 3,292,749

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         2,822,181      3,077,373

    Income (loss) from operations                  $  (118,440)   $   215,376

OTHER INCOME (EXPENSE):
  Interest income                                  $    87,037    $    25,601
  Interest expense                                    (325,876)      (179,564)
  Other, net                                           554,740        321,894
                                                   $   315,901    $   167,931

    Income before taxes on income                  $   197,461    $   383,307

PROVISION FOR TAXES ON INCOME                           65,000        115,000

NET INCOME                                         $   132,461    $   268,307

RETAINED EARNINGS, beginning of period              70,528,560     71,180,923

RETAINED EARNINGS, end of period                   $70,661,021    $71,449,230

Basic earnings per share                                  $.03           $.07


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

                                                      2005           2004
NET INCOME                                         $   132,461    $   268,307
UNREALIZED APPRECIATION (DEPRECIATION)
  ON AVAILABLE FOR SALE SECURITIES (Net
  of deferred tax expense (benefit) of
  $(245,000) and $500,000 for 2005 and 2004,
  respectively)                                       (370,000)       800,000
LESS:  RECLASSIFICATION ADJUSTMENT FOR
  REALIZED GAINS (LOSSES) INCLUDED IN
  NET INCOME (net of deferred tax (benefit)
  expense of $155,000 and $-0- for 2005 and
  2004, respectively)                                  230,000          -
COMPREHENSIVE INCOME (LOSS)                        $  (467,539)   $ 1,068,307

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

                                                      2005           2004
OPERATING ACTIVITIES:
Net income                                         $   132,461    $   268,307
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation, depletion and amortization           2,519,656      2,337,267
  Minority interest in earnings (losses) of
   subsidiaries                                       (116,043)         5,379
  Deferred income taxes                                  -                 25
  Gain on disposal of assets                           (32,507)       (39,555)
  Realized gain on sale of other investments          (384,376)           (22)
  Change in assets and liabilities:
   Receivables, net                                 (2,814,805)    (3,780,551)
   Inventories                                      (4,264,534)    (6,282,162)
   Refundable income taxes                             305,800          -
   Prepaid expenses                                     64,754       (532,272)
   Other assets                                          4,612          4,383
   Accounts payable and accrued liabilities          1,440,976      3,207,257
   Accrued postretirement benefits                     138,354        177,314
   Accrued pension expense                             123,460         90,490
  Net cash used for operating activities           $(2,882,192)   $(4,544,140)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment       $(3,758,668)   $(1,750,916)
Proceeds from disposals of property, plant
 and equipment                                         101,450        218,875
Payment for purchases of equity investments              -           (200,000)
Proceeds from disposals of equity investments        1,150,245             23
Decrease in short-term investments, net                  -               (516)
Purchases of subsidiaries' stock                       (54,400)       (68,681)
  Net cash used for investing activities           $(2,561,373)   $(1,801,215)

FINANCING ACTIVITIES:
Increase in line of credit, net                    $ 5,792,228    $ 5,741,095
Payments on bank loans                                (490,736)      (843,680)
Payments on other long-term debt                      (122,759)       (58,483)
Cash dividends paid                                 (1,610,783)    (1,610,783)
  Net cash provided by financing activities        $ 3,567,950    $ 3,228,149

Net decrease in cash and cash equivalents          $(1,875,615)   $(3,117,206)

CASH AND CASH EQUIVALENTS, beginning of year         4,999,253      5,438,018

CASH AND CASH EQUIVALENTS, end of period           $ 3,123,638    $ 2,320,812


Interest paid, net of amount capitalized           $   315,384    $   168,090
Income taxes paid, net of refunds                  $  (240,800)   $    71,921
Capital equipment additions included in
  accounts payable                                 $ 1,355,922    $     -

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 and 2004 (Unaudited), and December 31, 2004


1.	For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10-K.
2.	Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.
The weighted average number of shares outstanding was 4,026,958 in the first quarter of 2005 and 2004.  The Company has no common stock equivalents and therefore, does not report diluted earnings per share.
3.	Our Company groups its operations into two lines of business - Cement
Business and Ready-Mixed Concrete Business.  The "Cement Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business"
refers to our ready-mixed concrete, concrete products and sundry building materials business. Following is condensed information for each line for the periods ended March 31, 2005 and 2004 and December 31, 2004 (in thousands):
                                                  Three Months Ended
                                                   3/31/05  3/31/04
          Sales to Unaffiliated Customers
            Cement Business                        $ 8,449  $ 6,294
            Ready-Mixed Concrete Business           16,092   21,355
          Intersegment Sales
            Cement Business                          2,509    2,043
            Ready-Mixed Concrete Business              -        -
          Operating Income (Loss)
            Cement Business                            796      711
            Ready-Mixed Concrete Business             (914)    (496)
          Capital Expenditures
            Cement Business                          3,259    1,076
            Ready-Mixed Concrete Business            1,856      675
                                                     Balance as of
                                                   3/31/05  12/31/04
          Identifiable Assets
            Cement Business                        $83,149  $76,018
            Ready-Mixed Concrete Business           38,134   35,572
          Corporate Assets                          19,960   23,610

4.	The Company records revenue from the sale of cement, ready-mixed concrete, concrete products and sundry building materials when the products are delivered to the customers.  Concrete products are also sold through long-
term construction contracts.  Revenues for these contracts are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs.  Full provision is made for any anticipated losses. Billings for long-term construction contracts are rendered monthly, including the amount of retainage withheld by the customer until contract completion. Retainages are included in receivables and are generally due within one year.
5.	The Company includes the (gain) loss on disposal of assets in cost of sales.
6.	The Company considers all production and shipping costs, (gain) loss on disposal of assets, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, and internal transfer costs as cost of sales.
Selling, general and administrative expenses consists of sales personnel salaries and expenses, promotional costs, accounting personnel salaries and expenses, director and administrative officer salaries and expenses, legal and professional expenses, and other expenses related to overall corporate costs.
7.	The Company's buildings, machinery and equipment are depreciated using double declining balance depreciation.  The Company switches to straight line depreciation once it exceeds the amount computed under the double declining balance method until the asset is fully depreciated. We do not depreciate construction in process.
8.	The following table presents the components of net periodic costs as of
March 31, 2005 and 2004:

                                        Pension Benefits      Other Benefits
                                        2005       2004       2005      2004
   Service cost                       $ 128,168  $  49,093  $ 96,685  $ 67,260
   Interest cost                        420,414    199,032   265,163   345,905
   Expected return on plan assets      (468,433)  (182,770)    -         -
   Amortization of prior
    service costs                        18,781      8,897     -         -
   Recognized net actuarial gain         24,530     16,238     -         -
   Unrecognized net loss                 -           -        97,152    70,003
     Net periodic expense             $ 123,460  $  90,490  $459,000  $483,168

     Monarch expects to contribute approximately $600,000 to the pension fund in the second half of 2005. The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets. As previously disclosed in our financial statements for the year ended December 31, 2004, Monarch expects to contribute approximately $1,000,000 to this plan in 2005. As of March 31, 2005, we have contributed about $300,000 and anticipate contributing an additional $700,000 to this plan in 2005 for a total of $1,000,000.

9.	The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolutions of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

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


RESULTS OF OPERATIONS-CRITICAL ACCOUNTING POLICIES

     Reference is made to the Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Policies incorporated herein by reference to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for accounting policies which are considered by management to be critical to an understanding of the Company's financial statements.


RESULTS OF OPERATIONS-OVERVIEW

     Our products are used in residential, commercial and governmental construction. In 2004 we experienced the return of increased demand for our products. The combination of residential, commercial and governmental construction activities resulted in the need for increased production to meet our customers' needs. In response to those needs, we have made, and continue to make, investments in our plant and equipment to increase production and improve efficiencies. We are confident that we will benefit from these investments as the economy continues to improve.

     Operating results for the first quarter vary considerably from year-to-year. Sales and the resulting income (loss) are significantly affected by the length and severity of winter weather and the corresponding slowdown in construction activity. Although cement and ready-mixed concrete sales and profits for the first quarter of 2005 benefited from a shorter period of cold, wet weather and an improvement in economic conditions in our markets, our consolidated net sales and profits decreased. These decreases are attributable to a reduction in the number of design/build construction projects we had in process during the first quarter of 2005 as compared to the first quarter of 2004. Our design/build contracts were substantially complete at the end of 2004 and we have elected not to participate in these activities at the level we did in 2004.

     As a result of our decision to substantially reduce our participation in design/build projects, our Ready-Mixed Concrete Business net sales for the first quarter of 2005 were less than those reported for the first quarter of 2004 and are projected to continue to lag 2004 sales levels for the remainder of the year. However, these design/build projects also led to a significant decline in income from operations during the latter part of 2004. Except for design/build projects, we anticipate increases in sales in both the Cement Business and Ready-Mixed Concrete Business during the balance of 2005.

RESULTS OF OPERATIONS-FIRST QUARTER OF 2005 COMPARED TO FIRST QUARTER OF 2004

     Consolidated net sales for the three months ended March 31, 2005, decreased by $3.1 million when compared to the three months ended March 31, 2004. Sales in our Cement Business were higher by $2.2 million while sales in our Ready-Mixed Concrete Business decreased $5.3 million. Cement Business sales increased $1.7 million due to increased volume sold and $.5 million due to price increases. Sales in our Ready-Mixed Concrete Business decreased $5.3 million primarily due to a $7.7 million reduction in construction contract sales as discussed under "Overview" above, which was partially offset by an increase in ready-mixed concrete sales. Ready-mixed concrete sales and other sundry building materials increased $1.1 million due to increased volume and $1.3 million due to price increases.

     Consolidated cost of sales for the three months ended March 31, 2005, decreased by $2.5 million when compared to the three months ended March 31, 2004. Cost of sales in our Cement Business was higher by $2.1 million while cost of sales in our Ready-Mixed Concrete Business was lower by $4.6 million. In early 2005, we installed a new clinker cooler causing us to shutdown our preheater kiln for about six weeks reducing our clinker production for the quarter and increasing per ton production costs. These increased per ton production costs were the result of ongoing fixed costs and additional maintenance performed on the kiln and related equipment which was expensed.
As a result of the shutdown and additional maintenance, labor increased about $.3 million primarily due to overtime worked to minimize production downtime and maintenance supplies increased about $1 million. Fringe benefits also increased about $.3 million primarily due to rising health insurance costs. These increases were partially offset by lower fuel costs of approximately $1.1 million due to a reduction in the use of natural gas made possible by our new coal firing system. The decrease in cost of sales in our Ready-Mixed Concrete Business was primarily due to a $5.9 million reduction in contract expenses as discussed under "Overview" above, which was partially offset by an increase in cost of sales of ready-mixed concrete and other sundry building materials of $1.3 million due to the increased volume sold.

     As a result of the above sales and cost of sales factors, our overall gross profit rate for the three months ended March 31, 2005 was 11.0% versus 11.9% for the three months ended March 31, 2004.

     Selling, general, and administrative expenses decreased by 8.3% during the first quarter of 2005 compared to the first quarter of 2004. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume. This decrease is primarily due to the departure of management personnel responsible for the design/build projects and their related expenses.

     Interest expense increased about $.1 million for the first three months of 2005 as compared to the first three months of 2004 due to an increase in bank loans outstanding and a slight increase in interest rates. The Company utilized these loans for capital improvements and temporary operating funds.

     Other, net increased about $.2 million during the first quarter of 2005 as compared to the first quarter of 2004 primarily due to an increase in the amount of gain realized on the sale of other equity investments of approximately $.4 million and an increase in subsidiary losses allocated to minority interest of approximately $.1 million which was partially offset by a decrease in dividends received on other equity investments of approximately $.3 million.

     The effective tax rates for the three months ended March 31, 2005 and 2004 were 32.9% and 30.0%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, minority interest in consolidated income
(loss) and valuation allowance. Taxes for the current year are estimated based on prior year effective tax rates. During 2004, a valuation allowance increased the effective tax rate by 16.9%. This increase was substantially offset by the effects of percentage depletion and minority interest in consolidated income (loss) which reduced the effective tax rate by 13.3% and 3.5%, respectively.


LIQUIDITY

     We are able to meet our cash needs primarily from a combination of operations and bank loans. Cash decreased during the first three months of 2005 primarily due to increases in receivables and inventories, the purchase of equipment and the payment of dividends.

     In December 2004, we renewed and modified our line of credit and term loan with our current lender. Our current unsecured credit commitment consists of a $25,000,000 advancing term loan maturing December 31, 2009 and a $10,000,000 line of credit maturing December 31, 2005. These loans bear floating interest rates based on JP Morgan Chase prime rate less .75% and 1.00%, respectively. The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the first quarter of 2005. As of March 31, 2005, we had borrowed $24,509,264 on the advancing term loan and $6,773,895 on the line of credit leaving a balance available on the line of credit of $3,226,105. The average daily interest rate we paid on the advancing term loan during the first quarter of 2005 and 2004 was 4.66% and 2.75%, respectively. The average daily interest rate we paid on the line of credit during the first quarter of 2005 and 2004 was 4.41% and 3.25%, respectively. At the end of the quarter, the applicable interest rate was 4.75% on the advancing term loan and 4.50% on the line of credit. The advancing term loan was used to help finance the expansion project at our cement manufacturing facility. The line of credit was used to cover operating expenses during the first quarter of the year when we build inventory due to the seasonality of our business. We anticipate that the line of credit maturing December 31, 2005 will be paid using funds from operations or replacement bank financing. Our board of directors has given management the authority to borrow an additional $15 million for a maximum of $50 million.

     Construction of an addition to the Company's corporate office is scheduled to begin in the second quarter of 2005 with completion anticipated in early 2006 at a total cost of approximately $2.5 million.

     The Company has preliminary plans to convert our remaining preheater kiln to a precalciner kiln in 2006. We have previously spent approximately $7.6 million on equipment and expect to spend an additional $10.5 million on installation, electrical and refractory to complete the conversion. Installation could begin in early 2006 and be completed in about two months. The conversion of this kiln should increase our production capacity by approximately 200,000 tons per year. We have not started depreciating this equipment. Other related projects, including changes to our quarrying and grinding operation to supply the raw materials required by the increased kiln capacity, are currently under consideration.

     For several years the Company has paid a $.20 per share dividend in January, March, June and September. Although dividends are declared at the Board's discretion, we project future earnings will support the continued payment of dividends at the current level.


FINANCIAL CONDITION

     Total assets as of March 31, 2005 were $141 million, an increase of $6.2 million since December 31, 2004 due primarily to increases in receivables and inventories of approximately $2.8 million and $4.3 million, respectively. These variations are common during the first quarter of the year due to the seasonality of our business (see Seasonality below). Investments decreased approximately $1.8 million primarily as a result of the sale of about $1.2 million of equity investments and an unrealized loss of about $.6 million during the first quarter of 2005.

     Accounts payable increased about $2.8 million as of March 31, 2005 compared to December 31, 2004 primarily due to March expenses related to the capital expenditures in the Cement Business, payments withheld pending completion of construction projects in the Ready-Mixed Concrete Business and March expenses related to the increased sales volume of ready-mixed concrete.

     Indebtedness increased about $5.2 million during the first three months of 2005 primarily due to capital expenditures of about $5.1 million and funding the increase in inventories and receivables of about $2.8 million and $4.3 million, respectively.


CAPITAL RESOURCES

     The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business. Capital expenditures during the first quarter of 2005 included installation of a clinker cooler to accommodate the increased material flow when the second precalciner is installed. We also invested in routine equipment purchases during the first quarter of 2005, primarily in the Ready-Mixed Concrete Business. Property, plant and equipment expenditures for the first quarter of 2005 totaled approximately $5.1 million.

     Construction will soon begin on the expansion and remodeling of our corporate offices, which is projected to be completed by the end of the first quarter of 2006. Other routine equipment purchases are also planned during the remainder of 2005.

     Preliminary plans for 2006 include the conversion of our remaining preheater kiln to a precalciner kiln and changes to our quarrying and grinding operation to supply the raw materials required by the increased kiln capacity. Some costs related to these projects may be incurred in the latter part of 2005. If we elect to proceed with these projects, additional bank financing may be required.


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


INFLATION

     Inflation directly affects the Company's operating costs. The manufacture of cement requires the use of a significant amount of energy. The Company burns primarily solid fuels, such as coal and petroleum coke, and to a lesser extent natural gas, in its kilns. While we do not anticipate a significant increase above the rate of inflation in the cost of these solid fuels, or in the electricity required to operate our cement manufacturing equipment, an increase in such manufacturing components could adversely affect us. Prices of the specialized replacement parts and equipment the Company must continually purchase tend to increase directly with the rate of inflation causing manufacturing costs to increase.


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


FUTURE CHANGE IN ACCOUNTING PRINCIPLES

     The Financial Accounting Standards Board (FASB) has issued the following new accounting pronouncements.

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment. The Statement generally provides that the cost of Share-Based Payments be recognized over the service period based on the fair value of the option or other instruments at the date of grant. The grant date fair value should be estimated using an option-pricing model adjusted for the unique characteristics of the options or other instruments granted. The Company must use the Black-Scholes option pricing model for outstanding options. With respect to future grants, the Company may elect to use the Black-Scholes option pricing model or may elect to determine the grant date fair value using an alternative method.
This Statement will be effective for the Company beginning July 1, 2005. The Company does not expect this pronouncement to have an affect on its financial statements.

     In November 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter
4. This Statement clarifies that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs should be classified as a current-period charge. The Statement also requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not yet determined the impact that this new pronouncement will have on the Company's consolidated financial statements.

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement No. 29 generally provides that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged subject to certain exceptions to the general rule. The Statement amends Opinion No. 29 to eliminate the exception for exchanges involving similar productive assets with a general exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges in periods beginning after June 15, 2005. The Company has not yet determined the impact that this new pronouncement will have on the Company's consolidated financial statements.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company owns $11,854,631 of equity securities, primarily publicly traded entities, as of March 31, 2005. These investments are not hedged and are exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $710,000 effect on comprehensive income.

     The Company also has $31,283,159 of bank loans as of March 31, 2005. Interest rates on the Company's advancing term loan and line of credit are variable and are based on the JP Morgan Chase prime rate less .75% and 1.00%, respectively.


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

     As of the end of the period covered by this report, an evaluation was carried out by the Company's management, including its President and Chairman of the Board of Directors and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-5(e) under the Securities Exchange Act of 1934). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation, the Company's President and Chairman of the Board of Directors and Chief Financial Officer concluded that these disclosure controls and procedures were effective in all material respects to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required as of the end of the period covered by this report.

     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                         PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

     On April 27, 2005, our subsidiary, Tulsa Dynaspan, Inc. ("TDI"), filed a lawsuit in the United States District Court for the Northern District of Oklahoma against David G. Markle, a former director, President and employee of TDI, Richard L. Evilsizer, a former officer and employee of TDI, certain other former employees of TDI and companies controlled by one or more of such individuals. Some or all of the individual defendants have organized businesses that directly compete with TDI. TDI is claiming the defendants damaged TDI as a result of, among other things (1) the unauthorized use of TDI assets and resources while they were employees of TDI for the benefit of one or more defendants, (2) the improper use of TDI computers in violation of the Federal Computer Fraud and Abuse Act, (3) defamation and disparagement of TDI,
(4) violation of fiduciary duties the individual defendants owed to TDI, and
(5) improper use by the defendants of trade secrets and other proprietary information of TDI.

     On December 28, 2004, Mr. Markle filed a lawsuit in the District Court for Tulsa County, Oklahoma against TDI and The Monarch Cement Company seeking a declaratory judgment as to the ownership of an alleged invention of a method for the construction of parking garages. On January 11, 2005, Mr. Markle resigned from TDI. On January 19, 2005, Mr. Markle amended his petition to add a claim, among others, that alleged Monarch and TDI breached their fiduciary duties to Mr. Markle (who is a minority stockholder of TDI) in the management of TDI. Monarch and TDI believe the invention is owned by TDI and that the fiduciary duty and related claims are without merit. Monarch and TDI will vigorously contest any ownership by Mr. Markle in the invention and will vigorously defend the fiduciary duty and related claims.


Item 6.  Exhibits

         31.1 Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

         31.2  Certificate of the Chief Financial Officer pursuant to
         Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of
         1934.

         32.1 18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated May 13, 2005.

         32.2 18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated May 13, 2005.



                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date     May 13, 2005                      /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Chairman of the Board



Date     May 13, 2005                      /s/ Debra P. Roe
                                          Debra P. Roe, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer

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

 31.2            Certificate of the Chief Financial Officer
                   pursuant to Section 13a-14(a)/15d-14(a)
                   of the Securities and Exchange Act of 1934.

 32.1            18 U.S.C. Section 1350 Certificate of the
                   President and Chairman of the Board dated
                   May 13, 2005.

 32.2            18 U.S.C. Section 1350 Certificate of the
                   Chief Financial Officer dated May 13, 2005.