Form 10-Q
period 2005-06-30
MONARCH CEMENT CO
filed 2005-08-15
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended June 30, 2005, or

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

As of August 10, 2005, there were 2,415,757 shares of Capital Stock, par value $2.50 per share outstanding and 1,611,201 shares of Class B Capital Stock, par value $2.50 per share outstanding.


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

Item 1.  Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004

ASSETS                                                2 0 0 5      2 0 0 4
                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $  4,256,247  $  4,999,253
  Receivables, less allowances of $755,000 in 2005
    and $727,000 in 2004 for doubtful accounts       18,251,969    13,523,816
  Inventories, priced at cost which is not in
    excess of market-
      Finished cement                              $  4,595,763  $  2,679,506
      Work in process                                 1,666,034     1,456,854
      Building products                               3,733,574     3,391,901
      Fuel, gypsum, paper sacks and other             3,146,647     2,919,528
      Operating and maintenance supplies              8,187,172     7,500,453
          Total inventories                        $ 21,329,190  $ 17,948,242
  Refundable federal and state income taxes               -           812,807
  Deferred income taxes                                 686,000       686,000
  Prepaid expenses                                      589,143       170,236
          Total current assets                     $ 45,112,549  $ 38,140,354

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and depletion of
  $116,396,171 in 2005 and $113,663,839 in 2004      82,888,071    79,948,242
DEFERRED INCOME TAXES                                 2,275,000     1,965,000
INVESTMENTS                                          11,904,631    13,620,501
OTHER ASSETS                                          1,390,326     1,526,069
                                                   $143,570,577  $135,200,166


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                 $  7,532,778  $  5,686,857
  Line of credit payable                              7,715,949       981,667
  Current portion of advancing term loan              2,067,498     2,021,503
  Accrued liabilities                                 4,562,130     5,659,437
          Total current liabilities                $ 21,878,355  $ 14,349,464

LONG-TERM DEBT                                       22,936,429    24,119,115
ACCRUED POSTRETIREMENT BENEFITS                      10,840,084    10,128,039
ACCRUED PENSION EXPENSE                               1,484,462     1,238,027
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES        1,380,200     1,349,566

STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share,
  One vote per share - Authorized 10,000,000
  shares, Issued 2,413,517 shares at 6/30/2005
  and 2,406,197 shares at 12/31/2004               $  6,033,793  $  6,015,493
Class B capital stock, par value $2.50 per share,
  supervoting rights of ten votes per share,
  restricted transferability, convertible at all
  times into Capital Stock on a share-for-share
  basis - Authorized 10,000,000 shares, Issued
  1,613,441 shares at 6/30/2005 and 1,620,761
  shares at 12/31/2004                                4,033,602     4,051,902
Retained earnings                                    72,133,652    70,528,560
Accumulated other comprehensive income                2,850,000     3,420,000
          Total stockholders' investment           $ 85,051,047  $ 84,015,955
                                                   $143,570,577  $135,200,166

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and the Six Months Ended June 30, 2005 and 2004
(Unaudited)



                                For the Three Months Ended    For the Six Months Ended
                                  June 30,     June 30,        June 30,     June 30,
                                    2005         2004            2005         2004
NET SALES                        $37,272,061  $40,730,540     $61,813,142  $68,379,837

COST OF SALES                     30,303,009   36,005,888      52,140,349   60,362,436

   Gross profit from operations  $ 6,969,052  $ 4,724,652     $ 9,672,793  $ 8,017,401

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          3,270,282    3,049,664       6,092,463    6,127,037

   Income from operations          3,698,770  $ 1,674,988     $ 3,580,330  $ 1,890,364

OTHER INCOME (EXPENSE):
  Interest income                $    49,482  $   114,266     $   136,519  $   139,867
  Interest expense                  (424,717)    (221,104)       (750,593)    (400,668)
  Other, net                          69,488       77,473         624,228      399,367

                                 $  (305,747) $   (29,365)    $    10,154  $   138,566

   Income before taxes on income $ 3,393,023  $ 1,645,623     $ 3,590,484  $ 2,028,930

PROVISION FOR TAXES ON INCOME      1,115,000      485,000       1,180,000      600,000

NET INCOME                       $ 2,278,023  $ 1,160,623     $ 2,410,484  $ 1,428,930

RETAINED EARNINGS, beg of period  70,661,021   71,449,230      70,528,560   71,180,923

Less cash dividends                  805,392      805,392         805,392      805,392

RETAINED EARNINGS, end of period $72,133,652  $71,804,461     $72,133,652  $71,804,461

Basic earnings per share                $.57         $.29            $.60         $.35

Cash dividends per share                $.20         $.20            $.20         $.20

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and the Six Months Ended June 30, 2005 and 2004 (Unaudited)

                                For the Three Months Ended    For the Six Months Ended
                                  June 30,     June 30,        June 30,      June 30,
                                    2005         2004            2005          2004
NET INCOME                       $ 2,278,023  $ 1,160,623     $ 2,410,484  $ 1,428,930
UNREALIZED APPRECIATION (DEPRE-
  CIATION) ON AVAILABLE FOR SALE
  SECURITIES (Net of deferred
  tax expense (benefit) of
  $20,000, $300,000, $(225,000)
  and $800,000, respectively)         30,000      500,000        (340,000)   1,300,000
LESS:  RECLASSIFICATION ADJUSTMENT
  FOR REALIZED GAINS INCLUDED IN
  NET INCOME (net of deferred tax
  expense of $-0-, $-0-, $155,000,
  and $-0-, respectively)              -            -             230,000        -
COMPREHENSIVE INCOME             $ 2,308,023  $ 1,660,623     $ 1,840,484  $ 2,728,930

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004 (Unaudited)
                                                         2005          2004
OPERATING ACTIVITIES:
 Net income                                          $  2,410,484  $  1,428,930
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
   Depreciation, depletion and amortization             5,236,143     4,851,804
   Minority interest in earnings (losses)
    of subsidiaries                                        30,635       (34,904)
   Deferred income taxes                                    -                25
   Gain on disposal of assets                            (125,394)     (104,387)
   Realized gain on sale of other investments            (384,376)          (22)
   Change in assets and liabilities:
     Receivables, net                                  (4,728,153)   (8,061,660)
     Inventories                                       (3,380,948)   (4,223,925)
     Refundable federal and state income taxes            812,807         -
     Prepaid expenses                                    (418,907)     (488,193)
     Other assets                                           9,283         8,821
     Accounts payable and accrued liabilities           2,209,978     3,677,651
     Accrued postretirement benefits                      712,045       444,514
     Accrued pension expense                              246,435       178,812

    Net cash provided by (used for) operating
      activities                                     $  2,630,032  $ (2,322,534)

INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment        $ (7,958,435) $ (5,874,128)
 Proceeds from disposals of property, plant
  and equipment                                           359,136       296,937
 Payment for purchases of equity investments                -          (376,101)
 Proceeds from disposals of equity investments          1,150,245            23
 Purchases of subsidiaries' stock                        (105,400)      (68,681)

    Net cash used for investing activities           $ (6,554,454) $ (6,021,950)

FINANCING ACTIVITIES:
 Increase in line of credit, net                     $  6,734,282  $  9,986,803
 Payments on bank loans                                  (951,414)   (1,693,227)
 Payments on other long-term debt                        (185,277)     (117,414)
 Cash dividends paid                                   (2,416,175)   (2,416,175)

    Net cash provided by financing activities        $  3,181,416  $  5,759,987

Net decrease in cash and cash equivalents            $   (743,006) $ (2,584,497)

CASH AND CASH EQUIVALENTS, beginning of year            4,999,253     5,438,018

CASH AND CASH EQUIVALENTS, end of period             $  4,256,247  $  2,853,521


Interest paid, net of amount capitalized               $  776,054    $  429,828
Income taxes paid, net of refunds                      $  159,200    $  688,063
Capital equipment additions included in
  accounts payable                                     $  149,419    $    -

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004 (Unaudited), and December 31, 2004


1.	For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10-K.
2.	Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.
The weighted average number of shares outstanding was 4,026,958 in the second quarter of 2005 and 2004 and in the first six months of 2005 and
2004.  The Company has no common stock equivalents and therefore, does not report diluted earnings per share.
3.	Our Company groups its operations into two lines of business - Cement
Business and Ready-Mixed Concrete Business. The "Cement Business" refers to our manufacture and sale of cement and "Ready-Mix Concrete Business" refers to our ready-mixed concrete, concrete products and sundry building materials business. Following is condensed information for each line for the periods indicated (in thousands):

                                      Three Months Ended  Six Months Ended
                                       6/30/05  6/30/04   6/30/05  6/30/04
     Sales to Unaffiliated Customers
       Cement Business                 $17,955  $15,802   $26,404  $22,096
       Ready-Mixed Concrete Business    19,317   24,929    35,409   46,284
     Intersegment Sales
       Cement Business                   3,536    2,987     6,045    5,030
       Ready-Mixed Concrete Business       -        -         -        -
     Operating Income (Loss)
       Cement Business                   4,769    2,325     5,565    3,036
       Ready-Mixed Concrete Business    (1,071)    (650)   (1,985)  (1,146)
     Capital Expenditures
       Cement Business                   1,345    1,588     4,604    2,664
       Ready-Mixed Concrete Business     1,498    2,535     3,354    3,210
                                                           Balance as of
                                                   6/30/05 12/31/04
     Identifiable Assets
       Cement Business                                    $83,689  $76,018
       Ready-Mixed Concrete Business                       39,370   35,572
     Corporate Assets                                      20,512   23,610

4.	The Company records revenue from the sale of cement, ready-mixed concrete, concrete products and sundry building materials when the products are delivered to the customers.  Concrete products are also sold through long-
term construction contracts.  Revenues for these contracts are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs.  Full provision is made for any anticipated losses. Billings for long-term construction contracts are rendered monthly, including the amount of retainage withheld by the customer until contract completion. Retainages are included in accounts receivable and are generally due within one year.
5.	The Company includes the (gain) loss on disposal of assets in cost of sales.
6.	The Company considers all production and shipping costs, (gain) loss on disposal of assets, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, and internal transfer costs as cost of sales.
Selling, general and administrative expenses consists of sales personnel salaries and expenses, promotional costs, accounting personnel salaries and expenses, director and administrative officer salaries and expenses, legal and professional expenses, and other expenses related to overall corporate costs.
7.	The Company's buildings, machinery and equipment are depreciated using double declining balance depreciation.  The Company switches to straight line depreciation once it exceeds the amount computed under the double declining balance method until the asset is fully depreciated. We do not depreciate construction in process.
8.	The following table presents the components of net periodic costs for the six months ended June 30, 2005 and 2004:

                                  Pension Benefits      Other Benefits
                                   2005      2004       2005        2004
Service cost                     $255,833  $229,978  $  277,085  $  213,039
Interest cost                     839,178   819,121     759,919     584,230
Expected return on plan assets   (935,028) (920,092)      -           -
Amortization of prior
  service costs                    37,488    37,562       -           -
Recognized net actuarial gain      48,964    12,242       -           -
Unrecognized net loss               -         -         278,424     214,067
   Net periodic pension expense  $246,435  $178,811  $1,315,428  $1,011,336

The following table presents the components of net periodic costs for the three months ended June 30, 2005 and 2004:

                                  Pension Benefits      Other Benefits
                                   2005      2004       2005        2004
Service cost                     $127,665  $180,885  $  180,400  $  145,779
Interest cost                     418,764   620,089     494,756     238,325
Expected return on plan assets   (466,595) (737,322)      -           -
Amortization of prior
  service costs                    18,707    28,665       -           -
Recognized net actuarial gain      24,434    (3,996)      -           -
Unrecognized net loss               -         -         181,272     144,064
   Net periodic pension expense  $122,975  $ 88,321  $  856,428  $  528,168

Monarch expects to contribute approximately $600,000 to the pension fund in the second half of 2005.  The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets.  As previously disclosed in our financial statements for the year ended December 31, 2004, Monarch expected to contribute approximately $1,000,000 to this plan in 2005.  As of June 30, 2005, we have contributed about $600,000 and anticipate contributing an additional $600,000 to this plan in 2005 for a total of $1,200,000.
9.	The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolutions of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

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

     Operating results for the first six months vary considerably from year-to-year. Sales and the resulting income are significantly affected by the length and severity of winter weather and the corresponding slowdown in construction activity. Although cement and ready-mixed concrete sales and profits for the first six months of 2005 benefited from a shorter period of cold, wet weather and an improvement in economic conditions in our markets, our consolidated net sales decreased. This decrease is attributable to a reduction in the number of design/build construction projects we had in process during the first half of 2005 as compared to the first half of 2004. Our design/build contracts were substantially complete at the end of 2004 and we have elected not to participate in these activities at the level we did in 2004.

     As a result of our decision to substantially reduce our participation in design/build projects, our Ready-Mixed Concrete Business net sales for the first half of 2005 were less than those reported for the first half of 2004 and are projected to continue to lag 2004 sales levels for the remainder of the year. However, these design/build projects also led to a significant decline in income from operations during the latter part of 2004. Except for design/build projects, we anticipate increases in sales in both the Cement Business and other Ready-Mixed Concrete Business during the balance of 2005.


Results of Operations - Second Quarter of 2005 Compared to Second Quarter of
2004

     Consolidated net sales for the three months ended June 30, 2005 decreased by $3.5 million when compared to the three months ended June 30, 2004. Sales in our Cement Business were higher by $2.1 million, while sales in our Ready-Mixed Concrete Business decreased $5.6 million. Cement Business sales increased $.9 million due to increased volume sold and $1.2 million due to price increases. Sales in our Ready-Mixed Concrete Business decreased $6.7 million primarily due to an $8.4 million reduction in construction contract sales as discussed under "Overview" above, which was partially offset by an increase in ready-mixed concrete sales. Ready-mixed concrete and other sundry building materials sales increased $.8 million due to increased volume and $.9 million due to price increases.

     Consolidated cost of sales for the three months ended June 30, 2005, decreased by $5.7 million when compared to the three months ended June 30, 2004. Cost of sales in our Cement Business was lower by $.6 million while cost of sales in our Ready-Mixed Concrete Business was lower by $5.1 million. Lower fuel costs of approximately $.8 million due to a reduction in the use of natural gas made possible by our new coal firing system reduced the Cement Business cost of sales. This decrease was partially offset by a $.2 million increase created by the 5.7% increase in volume sold. The decrease in cost of sales in our Ready-Mixed Concrete Business was primarily due to a $5.9 million reduction in contract expenses as discussed under "Overview" above, which was partially offset by an increase in cost of sales of ready-mixed concrete and other sundry building materials of $.8 million due to the increased volume sold.

     As a result of the above sales and cost of sales factors, our overall gross profit rate for the three months ended June 30, 2005 was 18.7% versus 11.6% for the three months ended June 30, 2004.

     Selling, general, and administrative expenses increased by 7.2% during the second quarter of 2005 compared to the second quarter of 2004. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume. This increase is primarily due to rising health insurance costs.

     Interest expense increased about $.2 million for the second quarter of 2005 as compared to the second quarter of 2004 due to an increase in bank loans outstanding and an increase in interest rates. The Company utilized these loans for capital improvements and temporary operating funds.

     The effective tax rates for the second quarter of 2005 and 2004 were 32.9% and 30.0%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, minority interest in consolidated income (loss) and valuation allowance. Taxes for the current year are estimated based on prior year effective tax rates. During 2004, a valuation allowance increased the effective tax rate by 16.9%. This increase was substantially offset by the effects of percentage depletion and minority interest in consolidated income
(loss) which reduced the effective tax rate by 13.3% and 3.5%, respectively.


Results of Operations - First Six Months of 2005 Compared to the First Six Months of 2004

     Consolidated net sales for the six months ended June 30, 2005 decreased $6.6 million when compared to the six months ended June 30, 2004. Sales in our Cement Business were higher by $4.3 million while sales in our Ready-Mixed Concrete Business decreased $10.9 million. Cement Business sales increased $2.5 million due to increased volume sold and $1.8 million due to price increases. Sales in our Ready-Mixed Concrete Business decreased $12.0 million primarily due to a $16.1 million reduction in construction contract sales as discussed under "Overview" above, which was partially offset by an increase in ready-mixed concrete sales. Ready-mixed concrete and other sundry building materials sales increased $1.9 million due to increased volume and $2.2 million due to price increases.

     Consolidated cost of sales for the six months ended June 30, 2005, decreased by $8.2 million when compared to the six months ended June 30, 2004. Cost of sales in our Cement Business was higher by $1.5 million while cost of sales in our Ready-Mixed Concrete Business was lower by $9.7 million. Cement Business cost of sales increased $1.3 million due to the 11.4% increase in volume sold. Maintenance performed in the early part of 2005 resulted in increased labor and repair supply costs of $.4 million and $1.1 million, respectively. Fringe benefits also increased about $.6 million primarily due to rising health insurance costs. These increases were partially offset by lower fuel costs of approximately $1.9 million due to a reduction in the use of natural gas made possible by our new coal firing system. The decrease in cost of sales in our Ready-Mixed Concrete Business was primarily due to an $11.8 million reduction in contract expenses as discussed under "Overview" above, which was partially offset by an increase in cost of sales of ready-mixed concrete and other sundry building materials of $2.1 million due to the increased volume sold.

     As a result of the above sales and cost of sales factors, our overall gross profit rate for the six months ended June 30, 2005 was 15.6% versus 11.7% for the six months ended June 30, 2004.

     Interest expense increased about $.3 million for the first half of 2005 as compared to the first half of 2004 due to an increase in bank loans outstanding and an increase in interest rates. The Company utilized these loans for capital improvements and temporary operating funds.

     Other, net increased about $.2 million during the first half of 2005 as compared to the first half of 2004 primarily due to an increase in the amount of gain realized on the sale of other equity investments of approximately $.4 million which was partially offset by a decrease in dividends received on other equity investments of approximately $.3 million.

     The effective tax rates for the six months ended June 30, 2005 and 2004 were 32.9% and 30.0%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, minority interest in consolidated income
(loss) and valuation allowance. Taxes for the current year are estimated based on prior year effective tax rates. During 2004, a valuation allowance increased the effective tax rate by 16.9%. This increase was substantially offset by the effects of percentage depletion and minority interest in consolidated income (loss) which reduced the effective tax rate by 13.3% and 3.5%, respectively.


LIQUIDITY

     We are able to meet our cash needs primarily from a combination of operations and bank loans. Cash decreased during the first six months of 2005 primarily due to increases in receivables and inventories, the purchase of equipment and the payment of dividends.

     In December 2004, we renewed and modified our line of credit and term loan with our current lender. Our current unsecured credit commitment consists of a $25,000,000 advancing term loan maturing December 31, 2009 and a $10,000,000 line of credit maturing December 31, 2005. These loans bear floating interest rates based on JP Morgan Chase prime rate less .75% and 1.00%, respectively. The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the first six months of 2005. As of June 30, 2005, we had borrowed $24,048,586 on the advancing term loan and $7,715,949 on the line of credit leaving a balance available on the line of credit of $2,284,051. The average daily interest rate we paid on the advancing term loan during the second quarter of 2005 and 2004 was 5.16% and 2.75%, respectively, and for the first six months of 2005 and 2004 was 4.92% and 2.75%, respectively. The average daily interest rate we paid on the line of credit during the second quarter of 2005 and 2004 was 4.91% and 3.25%, respectively, and for the first six months of 2005 and 2004 was 4.67% and 3.25%, respectively. As of June 30, 2005, the applicable interest rate was 5.25% on the advancing term loan and 5.0% on the line of credit. The advancing term loan was used to help finance the expansion project at our cement manufacturing facility. The line of credit was used to cover operating expenses during the first six months of the year when we build inventory due to the seasonality of our business. We anticipate that the line of credit maturing December 31, 2005 will be paid using funds from operations or replacement bank financing. Our board of directors has given management the authority to borrow an additional $15,000,000 for a maximum of $50,000,000.

     Construction of an addition to the Company's corporate office has begun with completion anticipated in early 2006 at a total cost of approximately $2.5 million.

     The Company has preliminary plans to convert our remaining preheater kiln to a precalciner kiln. We have previously spent approximately $7.6 million on equipment and expect to spend an additional $10.5 million on installation, electrical and refractory to complete the conversion. Installation could begin in late 2005 and be completed in the first quarter of 2006. The conversion of this kiln should increase our production capacity by approximately 200,000 tons per year. We have not started depreciating this equipment. Other related projects, including changes to our quarrying and grinding operation to supply the raw materials required by the increased kiln capacity, are currently under consideration.

     For several years the Company has paid a $.20 per share dividend in January, March, June and September. Although dividends are declared at the Board's discretion, we project future earnings will support the continued payment of dividends at the current level.


FINANCIAL CONDITION

     Total assets as of June 30, 2005 were $144 million, an increase of $8.4 million since December 31, 2004 due primarily to increases in receivables and inventories of approximately $4.7 million and $3.4 million, respectively. These variations are common during the first half of the year due to the seasonality of our business (see Seasonality below). Investments decreased approximately $1.7 million primarily as a result of the sale of about $1.2 million of equity investments and an unrealized loss of about $.5 million during the first half of 2005.

     Accounts payable increased about $1.8 as of June 30, 2005 compared to December 31, 2004 primarily due to payments withheld pending completion of construction projects in the Ready-Mixed Concrete Business and June expenses related to the increased sales volume in both the Cement and Ready-Mixed Concrete Business.

     Indebtedness increased about $5.6 million during the first six months of 2005 primarily due to capital expenditures of about $7.9 million and funding the increase in receivables and inventories of about $4.7 million and $3.4 million, respectively.


CAPITAL RESOURCES

     The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business. Capital expenditures during the first six months of 2005 included installation of a clinker cooler to accommodate the increased material flow when the second precalciner is installed. We also invested in routine equipment purchases during the first six months of 2005, primarily in the Ready-Mixed Concrete Business. Property, plant and equipment expenditures for the first six months of 2005 totaled approximately $7.9 million.

     Construction has begun on the expansion and remodeling of our corporate offices, which is projected to be completed by the end of the first quarter of 2006. Other routine equipment purchases are also planned during the remainder of 2005.

     Preliminary plans for 2006 include the conversion of our remaining preheater kiln to a precalciner kiln and changes to our quarrying and grinding operation to supply the raw materials required by the increased kiln capacity. Installation of the precalciner may begin later this year with completion in early 2006. If we elect to proceed with these projects, additional bank financing may be required.


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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company owns $11,904,631 of equity securities, primarily publicly traded entities, as of June 30, 2005. These investments are not hedged and are exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $715,000 effect on comprehensive income.

     The Company also has $31,764,535 of bank loans as of June 30, 2005. Interest rates on the Company's advancing term loan and line of credit are variable and are based on the JP Morgan Chase prime rate less .75% and 1.00%, respectively.


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

     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.





                         PART  II.   OTHER INFORMATION

Item 1.  Legal Proceedings

     On April 27, 2005, our subsidiary, Tulsa Dynaspan, Inc. ("TDI"), filed a lawsuit in the United States District Court for the Northern District of Oklahoma against David G. Markle, a former director, President and employee of TDI, Richard L. Evilsizer, a former officer and employee of TDI, certain other former employees of TDI and companies controlled by one or more of such individuals. Some or all of the individual defendants have organized businesses that directly compete with TDI. TDI is claiming the defendants damaged TDI as a result of, among other things (1) the unauthorized use of TDI assets and resources while they were employees of TDI for the benefit of one or more defendants, (2) the improper use of TDI computers in violation of the Federal Computer Fraud and Abuse Act, (3) defamation and disparagement of TDI,
(4) violation of fiduciary duties the individual defendants owed to TDI, and
(5) improper use by the defendants of trade secrets and other proprietary information of TDI. On August 12, 2005, the judge in this litigation stayed further proceedings pending a judgment, or final order in the state court case described below.

     On December 28, 2004, Mr. Markle filed a lawsuit in the District Court for Tulsa County, Oklahoma against TDI and The Monarch Cement Company seeking a declaratory judgment as to the ownership of an alleged invention of a method for the construction of parking garages. On January 11, 2005, Mr. Markle resigned from TDI. Amendments to Mr. Markle's petition have been filed to add as plaintiffs in this action all of the defendants in the above-described TDI lawsuit filed in the Northern District of Oklahoma and to add certain claims, including claims alleging (i) that Monarch has breached its fiduciary duties to Mr. Markle and one other plaintiff as minority stockholders of TDI, (ii) defamation of the plaintiffs and (iii) interference with contractual relations. Monarch and TDI believe the invention is owned by TDI and that all claims against them are without merit. Monarch and TDI will vigorously contest any ownership by Mr. Markle in the invention and will vigorously defend all claims against them.


Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of the stockholders of The Monarch Cement Company held on April 13, 2005, the stockholders elected three Class I Directors, namely, David L. Deffner, Gayle C. McMillen, and Richard N. Nixon to serve terms expiring at the annual meeting of stockholders in 2008. Class II Directors, namely, Byron J. Radcliff, Michael R. Wachter, Walter H. Wulf, Jr., and Walter H. Wulf, III and Class III Directors, namely, Jack R. Callahan, Ronald E. Callaway, Robert M. Kissick and Byron K. Radcliff, continue to serve terms expiring at the annual meetings of stockholders in 2006 and 2007, respectively.

     The following is a summary of votes cast.

                                               Withhold       Abstentions/
                                               Authority/        Broker
                                   For          Against        Non-votes
         David L. Deffner       15,549,812      133,382           None
         Gayle C. McMillen      15,573,512      133,382           None
         Richard N. Nixon       15,630,629      133,382           None

Item 6.  Exhibits and Reports on Form 8-K

         31.1 Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

         31.2 Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

         32.1 18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated August 15, 2005.

         32.2  18 U.S.C. Section 1350 Certificate of the Chief
         Financial Officer dated August 15, 2005.



                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date     August 15, 2005                   /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Chairman of the Board



Date     August 15, 2005                   /s/ Debra P. Roe
                                          Debra P. Roe, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer

                                 EXHIBIT INDEX


 Exhibit
 Number                            Description

 31.1            Certificate of the President and Chairman of the
                   Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

 31.2            Certificate of the Chief Financial Officer
                   pursuant to Section 13a-14(a)/15d-14(a)
                   of the Securities Exchange Act of 1934.

 32.1            18 U.S.C. Section 1350 Certificate of the
                   President and Chairman of the Board
                   dated August 15, 2005.

 32.2            18 U.S.C. Section 1350 Certificate of the
                   Chief Financial Officer dated August 15,
                2005.