Form 10-Q
period 2005-09-30
MONARCH CEMENT CO
filed 2005-11-14
CIK 67517

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2005, or

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

As of November 4, 2005, there were 2,463,126 shares of Capital Stock, par value $2.50 per share outstanding and 1,563,832 shares of Class B Capital Stock, par value $2.50 per share outstanding.


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

Item 1.  Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004

ASSETS                                                2 0 0 5      2 0 0 4
                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $  2,858,523  $  4,999,253
  Receivables, less allowances of $710,000 in 2005
    and $727,000 in 2004 for doubtful accounts       18,812,394    13,523,816
  Inventories, priced at cost which is not in
    excess of market-
      Finished cement                              $  2,808,374  $  2,679,506
      Work in process                                 1,260,260     1,456,854
      Building products                               3,902,603     3,391,901
      Fuel, gypsum, paper sacks and other             3,168,757     2,919,528
      Operating and maintenance supplies              8,975,240     7,500,453
          Total inventories                        $ 20,115,234  $ 17,948,242
  Refundable federal and state income taxes               -           812,807
  Deferred income taxes                                 686,000       686,000
  Prepaid expenses                                      511,432       170,236
          Total current assets                     $ 42,983,583  $ 38,140,354

PROPERTY, PLANT AND EQUIPMENT, at cost, less
  accumulated depreciation and depletion of
  $118,676,760 in 2005 and $113,663,839 in 2004      82,548,485    79,948,242
DEFERRED INCOME TAXES                                 1,495,000     1,965,000
INVESTMENTS                                          13,804,631    13,620,501
OTHER ASSETS                                          1,322,364     1,526,069
                                                   $142,154,063  $135,200,166


LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                 $  7,282,352  $  5,686,857
  Line of credit payable                                  -           981,667
  Current portion of advancing term loan              2,091,274     2,021,503
  Accrued liabilities                                 5,714,506     5,659,437
          Total current liabilities                $ 15,088,132  $ 14,349,464

LONG-TERM DEBT                                       22,412,645    24,119,115
ACCRUED POSTRETIREMENT BENEFITS                      11,353,956    10,128,039
ACCRUED PENSION EXPENSE                               1,608,164     1,238,027
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES        1,396,701     1,349,566


STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share,
  1 vote per share - Authorized 10,000,000
  shares, Issued 2,463,126 shares at 9/30/2005
  and 2,406,197 shares at 12/31/2004               $  6,157,815  $  6,015,493
Class B capital stock, par value $2.50 per share,
  supervoting rights of ten votes per share,
  restricted transferability, convertible at all
  times into Capital Stock on a share-for-share
  basis - Authorized 10,000,000 shares, Issued
  1,563,832 shares at 9/30/2005 and 1,620,761
  shares at 12/31/2004                                3,909,580     4,051,902
Retained earnings                                    76,257,070    70,528,560
Accumulated other comprehensive income                3,970,000     3,420,000
          Total stockholders' investment           $ 90,294,465  $ 84,015,955
                                                   $142,154,063  $135,200,166

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and the Nine Months Ended September 30, 2005 and 2004
(Unaudited)



                                For the Three Months Ended    For the Nine Months Ended
                                September 30, September 30, September 30, September 30,
                                    2005         2004            2005         2004
NET SALES                        $41,855,661  $44,365,950    $103,668,803  $112,745,787

COST OF SALES                     31,219,787   38,331,126      83,360,136    98,693,562

   Gross profit from operations  $10,635,874  $ 6,034,824    $ 20,308,667  $ 14,052,225

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          3,156,193    2,799,342       9,248,656     8,926,379

   Income from operations        $ 7,479,681  $ 3,235,482    $ 11,060,011  $  5,125,846

OTHER INCOME (EXPENSE):
  Interest income                $   104,400  $   109,861    $    240,919  $   249,728
  Interest expense                  (361,208)    (227,597)     (1,111,801)    (628,265)
  Other, net                          25,936      122,403         650,164      521,770

                                 $  (230,872)  $    4,667    $   (220,718) $   143,233

   Income before taxes on income $ 7,248,809  $ 3,240,149     $10,839,293  $ 5,269,079

PROVISION FOR TAXES ON INCOME      2,320,000      975,000       3,500,000    1,575,000

NET INCOME                       $ 4,928,809  $ 2,265,149     $ 7,339,293  $ 3,694,079

RETAINED EARNINGS, beg. of period 72,133,652   71,804,461      70,528,560   71,180,923

Less cash dividends                  805,391      805,391       1,610,783    1,610,783

RETAINED EARNINGS, end of period $76,257,070  $73,264,219     $76,257,070  $73,264,219

Basic earnings per share               $1.22         $.56           $1.82         $.92

Cash dividends per share                $.20         $.20            $.40         $.40

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and the Nine Months Ended September 30, 2005 and 2004 (Unaudited)

                                For the Three Months Ended    For the Nine Months Ended
                               September 30, September 30,  September 30, September 30,
                                    2005         2004            2005          2004
NET INCOME                       $ 4,928,809  $ 2,265,149     $ 7,339,293  $ 3,694,079
UNREALIZED APPRECIATION
  ON AVAILABLE FOR SALE
  SECURITIES (Net of
  deferred tax expense of
  $760,000, $200,000,
  $535,000 and $1,000,000,
  respectively)                    1,140,000      250,000         800,000    1,550,000
LESS:  RECLASSIFICATION ADJUSTMENT
  FOR REALIZED GAINS INCLUDED IN
  NET INCOME (net of deferred tax
  expense of $-0-, $-0-, $155,000,
  and $-0-, respectively)             -            -              230,000       -
COMPREHENSIVE INCOME             $ 6,068,809  $ 2,515,149     $ 7,909,293  $ 5,244,079

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004 (Unaudited)
                                                         2005          2004
OPERATING ACTIVITIES:
 Net income                                          $  7,339,293  $  3,694,079
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion and amortization             7,915,693     7,549,649
   Minority interest in earnings (losses)
    of subsidiaries                                        47,135       (19,955)
   Deferred income taxes, long term                           -              25
   Gain on disposal of assets                            (175,133)     (278,708)
   Realized gain on sale of other investments            (384,375)      (33,741)
   Change in assets and liabilities:
     Receivables, net                                  (5,288,578)   (9,832,497)
     Inventories                                       (2,166,992)   (1,856,272)
     Refundable federal and state income taxes            812,807          -
     Prepaid expenses                                    (341,196)     (295,764)
     Other assets                                          14,015        13,317
     Accounts payable and accrued liabilities           2,476,162     5,247,612
     Accrued postretirement benefits                    1,225,917       682,668
     Accrued pension expense                              370,137       265,648

    Net cash provided by operating activities        $ 11,844,885  $  5,136,061

INVESTING ACTIVITIES:
 Acquisition of property, plant and equipment        $ (9,619,372) $(10,183,300)
 Proceeds from disposals of property, plant
  and equipment                                           428,843       579,157
 Payment for purchases of equity investments                  -        (589,871)
 Proceeds from disposals of equity investments          1,150,245       320,967
 Purchases of subsidiaries' stock                        (105,400)     (119,000)

    Net cash used for investing activities           $ (8,145,684) $ (9,992,047)

FINANCING ACTIVITIES:
 Increase (decrease) in line of credit, net          $   (981,667) $  8,898,814
 Payments on bank loans                                (1,386,595)   (2,527,258)
 Payments on other long-term debt                        (250,103)     (178,523)
 Cash dividends paid                                   (3,221,566)   (3,221,566)

    Net cash provided by (used for)
     financing activities                            $ (5,839,931)  $ 2,971,467

Net decrease in cash and cash equivalents            $ (2,140,730) $ (1,884,519)

CASH AND CASH EQUIVALENTS, beginning of year            4,999,253     5,438,018

CASH AND CASH EQUIVALENTS, end of period             $  2,858,523  $  3,553,499


Interest paid, net of amount capitalized               $1,147,528    $  644,995
Income taxes paid, net of refunds                      $1,072,548    $1,915,998
Capital equipment additions included in
  accounts payable                                     $  785,185    $     -

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004 (Unaudited), and December 31, 2004


1.	For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10-K.
2.	Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.
The weighted average number of shares outstanding was 4,026,958 in the third quarter of 2005 and 2004 and in the first nine months of 2005 and
2004.  The Company has no common stock equivalents and therefore, does not report diluted earnings per share.
3.	Our Company groups its operations into two lines of business - Cement
Business and Ready-Mixed Concrete Business. The "Cement Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products and sundry building materials business. Following is condensed information for each segment for the periods indicated (in thousands):

                                         Three Months Ended Nine Months Ended
                                   9/30/05  9/30/04   9/30/05  9/30/04
       Sales to Unaffiliated Customers
         Cement Business                  $20,656  $17,709   $47,060  $39,805
         Ready-Mixed Concrete Business     21,200   26,657    56,609   72,941
       Intersegment Sales
         Cement Business                    3,870    3,224     9,915    8,254
         Ready-Mixed Concrete Business        -        -         -        -
       Operating Income (Loss)
         Cement Business                    6,891    2,921    12,456    5,957
         Ready-Mixed Concrete Business        589      315    (1,396)    (831)
       Capital Expenditures
         Cement Business                      846    2,610     5,450    5,274
         Ready-Mixed Concrete Business        815    1,699     4,169    4,909
                                                              Balance as of
                                                      9/30/05 12/31/04
       Identifiable Assets
         Cement Business                                     $83,871  $76,018
         Ready-Mixed Concrete Business                        38,116   35,572
       Corporate Assets                                       20,167   23,610

4.	The Company records revenue from the sale of cement, ready-mixed concrete, concrete products and sundry building materials when the products are delivered to the customers.  Concrete products are also sold through long-
term construction contracts.  Revenues for those contracts are recognized on the percentage-of-completion method based on the costs incurred relative to total estimated costs.  Full provision is made for any anticipated losses. Billings for long-term construction contracts are rendered monthly, including the amount of retainage withheld by the customer until contract completion. Retainages are included in accounts receivable and are generally due within one year.
5.	The Company includes the (gain) loss on disposal of assets in cost of sales.
6.	The Company considers all production and shipping costs, (gain) loss on disposal of assets, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, and internal transfer costs as cost of sales.
Selling, general and administrative expenses consists of sales personnel salaries and expenses, promotional costs, accounting personnel salaries and expenses, director and administrative officer salaries and expenses, legal and professional expenses, and other expenses related to overall corporate costs.
7.	The Company's buildings, machinery and equipment are depreciated using double declining balance depreciation.  The Company switches to straight line depreciation once it exceeds the amount computed under the double declining balance method until the asset is fully depreciated. We do not depreciate construction in process.
8.	The following table presents the components of net periodic pension and postretirement costs for the nine months ended September 30, 2005 and 2004:

                                    Pension Benefits       Other Benefits
                                    2005        2004       2005       2004
Service cost                    $   384,251 $   343,290 $  447,577 $  319,570
Interest cost                     1,260,414   1,221,443  1,227,500    876,397
Expected return on plan assets   (1,404,376) (1,373,429)     -          -
Amortization of prior
 service costs                       56,306      56,069      -          -
Recognized net actuarial gain        73,542      18,275      -          -
Unrecognized net loss                 -           -        449,739    321,112
  Net periodic pension expense  $   370,137 $   265,648 $2,124,816 $1,517,079

The following table presents the components of net periodic pension and postretirement costs for the three months ended September 30, 2005 and 2004:

                                       Pension Benefits      Other Benefits
                                        2005      2004       2005       2004
   Service cost                       $128,418  $113,312    $170,492  $106,531
   Interest cost                       421,235   402,322     467,581   292,167
   Expected return on plan assets     (469,348) (453,337)      -         -
   Amortization of prior
    service costs                       18,818    18,507       -         -
   Recognized net actuarial gain        24,578     6,033       -         -
   Unrecognized net loss                 -         -         171,315   107,045
     Net periodic pension expense     $123,701  $ 86,837    $809,388  $505,743

   Monarch expects to contribute approximately $600,000 to the pension fund in the last quarter of 2005. The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets. As previously disclosed in our financial statements for the year ended December 31, 2004, Monarch expected to contribute approximately $1,000,000 to this plan in 2005. As of September 30, 2005, we have contributed about $900,000 and anticipate contributing an additional $300,000 to this plan in 2005 for a total of $1,200,000.

9.	The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolutions of such claims or lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q report filed with the Securities and Exchange Commission, constitute "forward-looking statements". Except for historical information, the statements made in this report are forward-looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as "should", "expect", "anticipate", "believe", "intend", "may", "hope", "forecast" or similar words. In particular, statements with respect to variations in future demand for our products in our market area, the timing, scope, cost and benefits of our proposed and recently completed capital improvements and expansion plans, including the resulting increase in production capacity, our forecasted cement sales, and our anticipated increase in solid fuels and electricity required to operate our facilities and equipment are all forward-looking statements. You should be aware that forward-looking statements involve known and unknown risks, uncertainties, and other factors that may affect the actual results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others:

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

RESULTS OF OPERATIONS-OVERVIEW

     Our products are used in residential, commercial and governmental construction. In 2004, and continuing in 2005, we experienced the return of increased demand for our products. The combination of residential, commercial and governmental construction activities resulted in the need for increased production to meet our customers' needs. In response to those needs, we have made, and continue to make, investments in our plant and equipment to increase production and improve efficiencies. We are confident that we will benefit from these investments as the economy continues to improve.

     Operating results for the first nine months vary considerably from year-to-year. Sales and the resulting income are significantly affected by the length and severity of winter weather and the corresponding slowdown in construction activity. Although cement and ready-mixed concrete sales and profits for the first nine months of 2005 benefited from a shorter period of cold, wet weather and an improvement in economic conditions in our markets, our consolidated net sales decreased. This decrease is attributable to a reduction in the number of design/build construction projects we had in process during the first nine months of 2005 as compared to the first nine months of 2004. Our design/build contracts were substantially complete at the end of 2004 and we have elected not to participate in these activities at the level we did in 2004.

     As a result of our decision to substantially reduce our participation in design/build projects, our Ready-Mixed Concrete Business net sales for the first nine months of 2005 were less than those reported for the first nine months of 2004 and are projected to continue to lag 2004 sales levels for the remainder of the year. However, these design/build projects also led to a significant decline in income from operations during the latter part of 2004.

Results of Operations - Third Quarter of 2005 Compared to Third Quarter of
2004

     Consolidated net sales for the three months ended September 30, 2005 decreased by $2.5 million when compared to the three months ended September 30, 2004. Sales in our Cement Business were higher by $2.9 million, while sales in our Ready-Mixed Concrete Business decreased $5.4 million. Cement Business sales increased $.7 million due to increased volume sold and $2.2 million due to price increases. Sales in our Ready-Mixed Concrete Business decreased primarily due to a $7.6 million reduction in construction contract sales as discussed under "Overview" above, which was partially offset by an increase in ready-mixed concrete and other sundry building materials sales of $2.2 million of which $.9 million was due to increased volume and $1.3 million was due to price increases.

     Consolidated cost of sales for the three months ended September 30, 2005, decreased by $7.1 million when compared to the three months ended September 30, 2004. Cost of sales in our Cement Business was lower by $1.2 million while cost of sales in our Ready-Mixed Concrete Business was lower by $5.9 million. Lower fuel costs of approximately $1.2 million due to a reduction in the use of natural gas made possible by our new coal firing system reduced the Cement Business cost of sales. Other processing improvements completed during the last several years are now producing the desired results of increased production and reduced downtime, which combined to reduce cost of sales by about $.5 million. These decreases were partially offset by a $.5 million increase created by the 3.8% increase in volume sold. The decrease in cost of sales in our Ready-Mixed Concrete Business was primarily due to a $7.1 million reduction in contract expenses as discussed under "Overview" above, which was partially offset by an increase in cost of sales of ready-mixed concrete and other sundry building materials of $1.2 million due to the increased volume sold.

     As a result of the above sales and cost of sales factors, our overall gross profit rate for the three months ended September 30, 2005 was 25.4% versus 13.6% for the three months ended September 30, 2004.

     Selling, general, and administrative expenses increased by 12.8% during the third quarter of 2005 compared to the third quarter of 2004. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume. This increase is primarily due to an increase in postretirement benefit costs caused by rising health care costs.

     Interest expense increased about $.1 million for the third quarter of 2005 as compared to the third quarter of 2004 due to an increase in interest rates. The Company utilized these loans for capital improvements and temporary operating funds.

     The effective tax rates for the third quarter of 2005 and 2004 were estimated to be 32.0% and 30.0%, respectively. These estimates were based upon the prior year effective tax rates. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, minority interest in consolidated income
(loss) and valuation allowance.

Results of Operations - First Nine Months of 2005 Compared to the First Nine Months of 2004

     Consolidated net sales for the nine months ended September 30, 2005 decreased $9.1 million when compared to the nine months ended September 30, 2004. Sales in our Cement Business were higher by $7.2 million while sales in our Ready-Mixed Concrete Business decreased $16.3 million. Cement Business sales increased $3.2 million due to increased volume sold and $4.0 million due to price increases. Sales in our Ready-Mixed Concrete Business decreased primarily due to a $23.7 million reduction in construction contract sales as discussed under "Overview" above, which was partially offset by an increase in ready-mixed concrete sales of $7.4 million of which $3.7 million was due to increased volume and $3.7 million was due to price increases.

     Consolidated cost of sales for the nine months ended September 30, 2005, decreased by $15.3 million when compared to the nine months ended September 30, 2004. Cost of sales in our Cement Business was higher by $.3 million while cost of sales in our Ready-Mixed Concrete Business was lower by $15.6 million. Cement Business cost of sales increased $2.4 million due to the 8.0% increase in volume sold; about $.5 million due to increased supply costs related to maintenance performed in the early part of 2005; about $.5 million due to rising health care costs; and about $.2 million due to increased depreciation. These increases were nearly offset by lower fuel costs of approximately $3.3 million due to a reduction in the use of natural gas made possible by our new coal firing system. The decrease in cost of sales in our Ready-Mixed Concrete Business was primarily due to a $20.1 million reduction in contract expenses as discussed under "Overview" above, which was partially offset by an increase in cost of sales of ready-mixed concrete and other sundry building materials of $4.5 million due to the increased volume sold, increased raw material prices and increased fuel prices.

     As a result of the above sales and cost of sales factors, our overall gross profit rate for the nine months ended September 30, 2005 was 19.6% versus 12.5% for the nine months ended September 30, 2004.

     Selling, general, and administrative expenses increased by 3.6% during the first nine months of 2005 compared to the first nine months of 2004.
These costs are normally considered fixed costs that do not vary significantly with changes in sales volume. This increase is due to an increase in postretirement benefit costs caused by rising health care costs.

     Interest expense increased about $.5 million for the first nine months of 2005 as compared to the first nine months of 2004 due to an increase in interest rates. The Company utilized these loans for capital improvements and temporary operating funds.

     Other, net increased about $.1 million during the first nine months of 2005 as compared to the first nine months of 2004 primarily due to an increase in the amount of gain realized on the sale of other equity investments of approximately $.4 million which was partially offset by a decrease in dividends received on other equity investments of approximately $.3 million.

     The effective tax rates for the nine months ended September 30, 2005 and 2004 were estimated to be 32.3% and 30.0%, respectively. These estimates were based on the prior year effective tax rates. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, minority interest in consolidated income
(loss) and valuation allowance.


LIQUIDITY

     We are able to meet our cash needs primarily from a combination of operations and bank loans. Cash decreased during the first nine months of 2005 primarily due to increases in receivables and inventories, the purchase of equipment and the payment of dividends.

     In December 2004, we renewed and modified our line of credit and term loan with our current lender. Our current unsecured credit commitment consists of a $25,000,000 advancing term loan maturing December 31, 2009 and a $10,000,000 line of credit maturing December 31, 2005. These loans bear floating interest rates based on JP Morgan Chase prime rate less .75% and 1.00%, respectively. The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the first nine months of 2005. As of September 30, 2005, we had borrowed $23,613,405 on the advancing term loan and $-0- on the line of credit leaving a balance available on the line of credit of $10,000,000. The average daily interest rate we paid on the advancing term loan during the third quarter of 2005 and 2004 was 5.67% and 3.16%, respectively, and for the first nine months of 2005 and 2004 was 5.17% and 2.89%, respectively. The average daily interest rate we paid on the line of credit during the third quarter of 2005 and 2004 was 5.42% and 3.66%, respectively, and for the first nine months of 2005 and 2004 was 4.92% and 3.39%, respectively. As of September 30, 2005, the applicable interest rate was 6.00% on the advancing term loan and 5.75% on the line of credit. The advancing term loan was used to help finance the expansion project at our cement manufacturing facility. The line of credit was used to cover operating expenses during the first six months of the year when we build inventory due to the seasonality of our business. It was paid off using funds from operations during the third quarter. Our board of directors has given management the authority to borrow an additional $15,000,000 for a maximum of $50,000,000.

     Construction of an addition to the Company's corporate office has begun with completion anticipated in mid 2006 at a total cost of approximately $2.5 million.

     The Company has started the conversion of our remaining preheater kiln to a precalciner kiln. We have previously spent approximately $7.6 million on equipment and expect to spend an additional $10.5 million on installation, electrical and refractory to complete the conversion. Installation is expected to be completed in the first quarter of 2006. The conversion of this kiln should increase our production capacity by approximately 200,000 tons per year. We have not started depreciating this equipment. Other related projects, including changes to our quarrying and grinding operation to supply the raw materials required by the increased kiln capacity and increasing our finished cement storage capacity, are currently under consideration.

     For several years the Company has paid a $.20 per share dividend in January, March, June and September. Although dividends are declared at the Board's discretion, we project future earnings will support the continued payment of dividends at the current level.


FINANCIAL CONDITION

     Total assets as of September 30, 2005 were $142 million, an increase of $7.0 million since December 31, 2004 due primarily to increases in receivables and inventories of approximately $5.3 million and $2.2 million, respectively. These variations are common during the first nine months of the year due to the seasonality of our business (see Seasonality below). Investments increased approximately $.2 million primarily as a result of the sale of about $1.1 million of equity investments and an unrealized gain of about $1.3 million during the first nine months of 2005.

     Accounts payable increased about $1.6 million as of September 30, 2005 compared to December 31, 2004 primarily due to September expenses related to the increased sales volume in both the Cement and Ready-Mixed Concrete Business.

     Indebtedness decreased about $2.6 million during the first nine months of 2005 primarily as a result of utilizing cash provided by operations to reduce our bank loans.


CAPITAL RESOURCES

     The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business. Capital expenditures during the first nine months of 2005 included installation of a clinker cooler to accommodate the increased material flow when the second precalciner is installed. We also invested in routine equipment purchases during the first nine months of 2005, primarily in the Ready-Mixed Concrete Business. Property, plant and equipment expenditures for the first nine months of 2005 totaled approximately $9.6 million.


     We have started converting our remaining preheater kiln to a precalciner kiln with the major work on this project scheduled for the first quarter of 2006. Construction has also begun on the expansion and remodeling of our corporate offices, which is projected to be completed in the second quarter of 2006. Other routine equipment purchases are also planned during the remainder of 2005.

     In addition to the completion of the above projects, preliminary plans under consideration for 2006 include changes to our quarrying and grinding operation to supply the raw materials required by the increased kiln capacity and increasing our finished cement storage capacity. If we elect to proceed with these projects, additional bank financing may be required.


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

FUTURE CHANCE IN ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board (FASB) has issued the following new accounting pronouncements.

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment. The Statement generally provides that the cost of Share-Based Payments be recognized over the service period based on the fair value of the option or other instruments at the date of grant. The grant date fair value should be estimated using an option-pricing model adjusted for the unique characteristics of the options or other instruments granted. With respect to future grants, the Company may elect to use the Black-Scholes option pricing model or may elect to determine the grant date fair value using an alternative method. This Statement will be effective for the Company beginning January 1, 2006. The Company does not have outstanding stock options or a stock option plan and therefore the Company does not expect this pronouncement to have an affect on its financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has $13,804,631 of equity securities, primarily public traded entities, as of September 30, 2005. These investments are not hedged and are exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have an $830,000 effect on comprehensive income.

     The Company also has $23,613,405 of bank loans as of September 30, 2005. Interest rates on the Company's advancing term loan and line of credit are variable and are based on the JP Morgan Chase prime rate less .75 % and 1.00%, respectively.


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

     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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

     On December 28, 2004, Mr. Markle filed a lawsuit in the District Court for Tulsa County, Oklahoma against TDI and The Monarch Cement Company seeking a declaratory judgment as to the ownership of an alleged invention of a method for the construction of parking garages. On January 11, 2005, Mr. Markle resigned from TDI. Amendments to Mr. Markle's petition have been filed to add as plaintiffs in this action all of the defendants in the above-described TDI lawsuit filed in the Northern District of Oklahoma and to add certain claims, including claims alleging (i) that Monarch has breached its fiduciary duties to Mr. Markle and one other plaintiff as minority stockholders of TDI, (ii) defamation of the plaintiffs and (iii) interference with contractual relations. Monarch has moved to dismiss the breach of fiduciary duty claims against it, and has filed a counterclaim against Markle for breach of a non-competition agreement. TDI has filed counterclaims identical to those originally filed in federal court as set forth above. Discover is ongoing.
No trial date is set at present. Monarch and TDI believe the invention is owned by TDI and that all claims against them are without merit. Monarch and TDI will vigorously contest any ownership by Mr. Markle in the invention and will vigorously defend all claims against them.


Item 6.  Exhibits

         31.1 Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

         31.2 Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

         32.1 18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated November 14, 2005.

         32.2  18 U.S.C. Section 1350 Certificate of the
         Chief Financial Officer dated November 14, 2005.




                            S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MONARCH CEMENT COMPANY
                                                 (Registrant)



Date    November 14, 2005                  /s/ Walter H. Wulf, Jr.
                                          Walter H. Wulf, Jr.
                                          President and
                                          Chairman of the Board



Date    November 14, 2005                  /s/ Debra P. Roe
                                          Debra P. Roe, CPA
                                          Chief Financial Officer and
                                          Assistant Secretary-Treasurer

                                 EXHIBIT INDEX


 Exhibit
 Number                            Description

 31.1            Certificate of the President and Chairman of the
                   Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

 31.2            Certificate of the Chief Financial Officer
                   pursuant to Section 13a-14(a)/15d-14(a)
                   of the Securities Exchange Act of 1934

 32.1            18 U.S.C. Section 1350 Certificate of the President
                   and Chairman of the Board dated November 14, 2005.

 32.2            18 U.S.C. Section 1350 Certificate of the Chief
                   Financial Officer dated November 14, 2005.