Form 10-K
period 2005-12-31
MONARCH CEMENT CO
filed 2006-03-13
CIK 67517

FORM 10-K UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005, or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
Commission File Number 0-2757
THE MONARCH CEMENT COMPANY (Exact name of registrant as specified in its charter)
Kansas (State of incorporation)	48-0340590 (IRS employer identification no.)

P.O. Box 1000, Humboldt, Kansas 66748-0900 (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  620-473-2222
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
    Title of Class:  Capital Stock, par value $2.50 per share
                              Class B Capital Stock, par value $2.50 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ____ No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ____ No X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No____
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ____ No X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ____ Accelerated filer ____ Non-accelerated filer X
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask prices of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter was $66,319,500.
As of March 3, 2006, the registrant had outstanding 2,465,996 shares of Capital Stock, par value $2.50 per share, and 1,560,962 shares of Class B Capital Stock, par value $2.50 per share.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) the registrant's annual report to stockholders for the year ended December 31, 2005 - Parts I, II and IV of Form 10-K and (2) the registrant's definitive proxy statement prepared in connection with the annual meeting of stockholders to be held on April 12, 2006 - Parts II and III of Form 10-K.

PART I

ITEM 1.     BUSINESS

Reference is hereby made to pages 1, 2, 24 and 25 of The Monarch Cement Company's 2005 annual report to stockholders (filed herewith as Exhibit 13) for a description of the Company's business, including information regarding lines of business.  Such information is hereby incorporated herein by reference.  In addition, we submit the following information:

                The Company did not introduce any new products nor begin to do business in a new industry segment during 2005.

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

It is necessary for the Company to invest a significant portion of its working capital in inventories.  At December 31, 2005 the Company had inventories as follows:

Cement	$ 1,868,412
Work in process	1,632,780
Building products	3,457,813
Fuel, gypsum and other materials	3,317,283
Operating and maintenance supplies	7,850,617
Total	$ 18,126,905

The Company is heavily dependent upon the construction industry and is directly affected by the level of activity in that industry.  However, no customer accounted for 10% or more of the Company's consolidated net revenue during 2005, 2004 or 2003.

Backlog of customers' orders is not a material factor in the Company's business.

1.

The Company has no contracts that are subject to renegotiation of profits or termination thereof at the election of the government.

The manufacture and sale of cement and ready‑mixed concrete are extremely competitive enterprises.  A number of producers, including several nationwide manufacturers, compete for business with the Company in its market area.  The Company is not a significant factor in the nationwide portland cement or ready‑mixed concrete business but does constitute a significant market factor for cement in its market area.  Cement generally is produced to meet standard specifications and there is little differentiation between the products sold by the Company and its competitors.  Accordingly, competition exists primarily in the areas of price and customer service.

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

At December 31, 2005, the Company and its subsidiaries employed approximately 600 employees including 225 hourly non-union employees, 235 hourly union employees, and 140 salaried employees, which included plant supervisory personnel, sales and executive staff.  The Company has a good working relationship with its employees and has been successful in negotiating multiyear union contracts without work stoppages.

All of the Company's operations and sales are in one geographic area consisting primarily of the State of Kansas, the State of Iowa, southeast Nebraska, western Missouri, northwest Arkansas and northern Oklahoma.

ITEM 1A.  RISK FACTORS

Reference is hereby made to page 9 and 10 of The Monarch Cement Company's 2005 annual report to stockholders (filed herewith as Exhibit 13) for a description of the Company's market risk. Such information is hereby incorporated herein by reference.

ITEM 2.     PROPERTIES

The Company's corporate offices and cement plant, including equipment and raw materials are located at Humboldt, Kansas, approximately 110 miles southwest of Kansas City, Missouri.  The Company owns approximately 5,000 acres of land on which the Humboldt plant, offices and all essential raw materials are located.  This plant has a present annual capacity of 925,000 tons of cement.  The Company believes that this plant and equipment are suitable and adequate for its current level of operations; however, due to recent and projected market demands, the Company began updating its equipment to improve efficiency and increase capacity.  We have previously converted one of our two preheater kilns to a precalciner kiln.  Conversion of our remaining preheater kiln into a precalciner kiln is currently underway and should be completed during the first

2.

quarter of 2006.  The installation of this equipment should allow the Company to produce in excess of one million tons of cement per year.  Producing at that level, raw material reserves are estimated to be sufficient to maintain operations at this plant for more than 50 years. Reference is hereby made to page 8 of the Company's 2005 annual report to stockholders (filed herewith as Exhibit 13) for a description of the Company's capital resources and expansion plans. Such information is hereby incorporated herein by reference.

The Company also owns approximately 250 acres of land in Des Moines, Iowa on which it operates a cement terminal.  The Company transfers cement produced in Humboldt, Kansas to this terminal for distribution to Iowa customers.  The Company also owns a rock quarry located near Earlham, Iowa, approximately 30 miles west of Des Moines, Iowa.  Approximately 300 acres of this 400 acre tract has been quarried and the Company has contracted with a third party to quarry and sell the remaining rock.  This quarry operation will not have a material affect on the Company's overall operations.

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

ITEM 3.     LEGAL PROCEEDINGS

The Company and its subsidiary, Tulsa Dynaspan, Inc. ("TDI"), are involved in litigation with David G. Markle ("Markle"), a former director, president and employee of TDI, Richard L. Evilsizer, a former officer and employee of TDI and certain other former employees and companies controlled by one or more of such persons (the "Markle Parties").  Markle and Mr. Evilsizer are also minority shareholders in TDI.  In the litigation TDI is seeking damages based on allegations that one or more of the Markle Parties have (1) breached their fiduciary duty to TDI, (2) violated noncompete agreements, (3) improperly used TDI computers in violation of the Federal Computer Fraud and Abuse Act, (4) improperly used TDI trade secrets and other proprietary information and (5) made defamatory and disparaging statements about TDI.  The Markle Parties have alleged that the Company has defamed them and interfered with contractual relations.  Markle and Mr. Evilsizer have alleged that the Company, as the majority shareholder of TDI, has breached its duty to them as minority shareholders.  Certain of the Markle Parties have made claims against the directors of TDI, as well as derivative claims against TDI and Monarch.  The litigation also involves a declaratory judgment as to whether TDI or Markle owns an alleged invention for a method for the construction of parking garages.

Two actions have been filed in this litigation.  One was filed on December 28, 2004, in the District Court for Tulsa County, Oklahoma by Markle against TDI and the Company (the "State Court Action") .  The other was filed by TDI against the Markle Parties on April 27, 2005, in the United States District Court for the Northern District of Oklahoma, but that litigation has been stayed pending judgment in the state court action.  All of the Markle Parties are now parties in the State Court Action.  This litigation is in the discovery stage and no trial date has been set.  The Company and TDI believe that all claims made by the Markle Parties are without merit and intend to vigorously defend such claims.  TDI intends to vigorously pursue its claims against the Markle Parties for damages, as well as its ownership of the alleged invention.  No assurances can be given as to the outcome of this litigation.

3.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 10 of the Company's 2005 annual report to stockholders.  In addition we submit the following information:

The Company's Board of Directors is responsible for determining the amount and timing of dividend payments.  In recent years, the Company has paid four dividends per year of $.20 per share.  All dividends are discretionary and are based on past financial performance and availability of funds.  The Company is not restricted regarding payment of dividends, but does have a financial covenant related to net worth.

The Company does not have any compensation plans or individual compensation arrangements under which equity securities of the registrant are authorized for issuance to employees or non-employees.

The Company did not sell any of its equity securities during 2005 and the Company did not repurchase any of its equity securities during the fourth quarter of 2005.

ITEM 6.     SELECTED FINANCIAL DATA

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 1 of the Company's 2005 annual report to stockholders.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 2 through 10 of the Company's 2005 annual report to stockholders.

4.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including equity investment prices. The Company has $13,454,631 of equity securities as of December 31, 2005.  These investments are not hedged and are exposed to the risk of changing market prices.  The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period.  Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have an $807,000 effect on comprehensive income.

                 The Company also has $24,086,995 of bank loans as of December 31, 2005.  Interest rates on the Company's advancing term loan and line of credit are variable and are based on the JP Morgan Chase prime rate less .75% and the lender's national prime rate less 1.00%, respectively.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 11 through 26 of the Company's 2005 annual report to stockholders.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE

  None

ITEM 9A.   CONTROLS AND PROCEDURES

                 The Company maintains disclosure controls and procedures (as defined in Rules 13a‑5(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

                 As of the end of the period covered by this report, an evaluation was carried out by the Company's management, including its President and Chairman of the Board of Directors and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company's President and Chairman of the Board of Directors and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

5.

ITEM 9B.   OTHER INFORMATION

There was no information required to be disclosed, but not reported, in a report on Form 8‑K during the fourth quarter of 2005.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 4 through 6, 14 and 15 of the Company's definitive proxy statement prepared in connection with its 2006 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.

ITEM 11.   EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 8 through 12 (except for the information set forth under the heading "Board of Directors' Report on Executive Compensation" which is expressly excluded from such incorporation) of the Company's definitive proxy statement prepared in connection with its 2006 annual meeting of stockholders pursuant to regulation 14A and previously filed with the Commission.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 7 and 8 of the Company's definitive proxy statement prepared in connection with its 2006 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.  In addition we submit the following information:

The Company does not have any compensation plans or individual compensation arrangements under which equity securities of the registrant are authorized for issuance to employees or non-employees.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 9 of the Company's definitive proxy statement prepared in connection with its 2006 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

                 Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 13 of the Company's definitive proxy statement prepared in connection with its 2006 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.

6.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
                   FINANCIAL STATEMENTS

The report of Independent Public Accountants‑‑BKD, LLP; the Consolidated Balance Sheets‑‑December 31, 2005 and 2004; the Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003; the Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003; the Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 2005, 2004 and 2003; the Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003; and the Notes to Consolidated Financial Statements are incorporated by reference in Item 8 to this report from the Company's 2005 annual report to stockholders on pages 11 through 26.

SUPPORTING SCHEDULES

Schedule II ‑‑ Valuation and Qualifying Accounts

EXHIBITS

3(i)         Articles of Incorporation.  (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0‑2757) as Exhibit 3(i) and incorporated herein by reference.)

3(ii)         By‑laws.  (Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 0-2757) as Exhibit 3(ii) and incorporated herein by reference.)

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

7.

10.1(c)    Third amendment to agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch Cement Company as amended by first amendment dated December 31, 2002 and second amendment dated December 31, 2003.(Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-2757) as Exhibit 10.1(c) and incorporated herein by reference.)

10.1(d)   Fourth amendment to agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch Cement Company as amended by first amendment dated December 31, 2002, second amendment dated December 31, 2003 and third amendment dated December 31, 2004.

13           2005 Annual Report to Stockholders.

21           Subsidiaries of the Registrant.

31.1        Certificate of the President and Chairman of the Board pursuant to Section
13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2        Certificate of the Chief Financial Officer pursuant to Section
13a‑14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1        18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated March 13, 2006.

32.2        18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated March 13, 2006.

8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MONARCH CEMENT COMPANY
(Registrant)

By:     /s/ Walter H. Wulf, Jr.
   Walter H. Wulf, Jr.
   President

Date:       March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jack R. Callahan Jack R. Callahan Director	By: /s/ Gayle C. McMillen Gayle C. McMillen Director
Date: March 13, 2006	Date: March 13, 2006

By: /s/ Ronald E. Callaway Ronald E. Callaway Director	By: /s/ Byron K. Radcliff Byron K. Radcliff Director
Date: March 13, 2006	Date: March 13, 2006

By: /s/ David L. Deffner David L. Deffner Director	By: /s/ Walter H. Wulf, Jr. Walter H. Wulf, Jr. President, Principal Executive Officer and Director
Date: March 13, 2006	Date: March 13, 2006

By: /s/ Robert M. Kissick Robert M. Kissick Director	By: /s/ Debra P. Roe Debra P. Roe, CPA Chief Financial Officer
Date: March 13, 2006	Date: March 13, 2006

9.

BKD LLP

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

Audit Committee, Board of Directors and Stockholders
The Monarch Cement Company
Humbolt, Kansas

In connection with our audit of the consolidated financial statements of The Monarch Cement Company for each of the three years in the period ended December 31, 2005, we have also audited the following financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic financial statements. The schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the consolidated financial statements.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ **BKD**, LLP

Kansas City, Missouri
February 10, 2006

Twelve Wyandotte Plaza 120 West 12th Street, Suite 1200 Kansas City, MO 64105-1936 816 221-6300 Fax 816-221-6380

bkd.com Beyond Your Numbers A member of Moores Rowland International

10.

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

SCHEDULE II ‑‑ VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2005

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deduction from Reserves (1)	Balance at End of Period
FOR THE YEAR ENDED DECEMBER 31, 2005: Reserve for doubtful accounts	$ 727,000	$ (23,000)	$ 102,000	$ 602,000

FOR THE YEAR ENDED DECEMBER 31, 2004: Reserve for doubtful accounts	$ 591,000	$ 146,000	$ 10,000	$ 727,000

FOR THE YEAR ENDED DECEMBER 31, 2003: Reserve for doubtful accounts	$ 644,000	$ 26,000	$ 79,000	$ 591,000

     (1) Writeoff of uncollectible accounts, net of collections on accounts previously written off.

 11.

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

                         3(ii)             By‑laws.  (Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 0-2757) as
                                                Exhibit 3(ii) and incorporated herein by reference.)

                        10.1             Loan agreement dated January 1, 2001, between the Bank of
                                                Oklahoma N.A  and The Monarch Cement Company.  (Filed
                                                with the Company's Quarterly Report on Form 10-Q for the
                                                quarter ended September 30, 2001 (File No. 0-2757) as
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

                        10.1(c)        Third amendment to agreement dated January 1, 2001, between the
                                                Bank of Oklahoma N.A. and The Monarch Cement Company
                                                as amended by first amendment dated December 31, 2002 and
                                                second amendment dated December 31, 2003. (Filed with the
                                                Company's Annual Report on Form 10-K for the year ended
                                                December 31, 2004 (File No. 0-2757) as Exhibit 10.1(c) and
                                                incorporated herein by reference.)

                        10.1(d)        Fourth amendment to agreement dated January 1, 2001, between the
                                                Bank of Oklahoma N.A. and The Monarch Cement Company
                                                as amended by first amendment dated December 31, 2002,
                                                second amendment dated December 31, 2003 and third amendment dated December 31, 2004.

                        13                2005 Annual Report to Stockholders.

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

                        31.2             Certificate of the Chief Financial Officer pursuant to Section
                                                13a‑14(a)/15d-14(a) of the Securities Exchange Act of 1934.

                        32.1             18 U.S.C. Section 1350 Certificate of the President and Chairman
                                                of the Board dated March 13, 2006.

                        32.2             18 U.S.C. Section 1350 Certificate of the Chief Financial Officer
                                                dated March 13, 2006.