Form 10-K/A
period 2005-12-31
MONARCH CEMENT CO
filed 2006-03-14
CIK 67517

FORM 10-K/A AMENDMENT #1 UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
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

            When we filed our Form 10-K yesterday, we inadvertently filed non-conformed signature copies of Exhibit 31.1, 31.2, 32.1 and 32.2.  We are now filing the conformed signed copies of those exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MONARCH CEMENT COMPANY
(Registrant)

By:     /s/ Walter H. Wulf, Jr.
   Walter H. Wulf, Jr.
   President

Date:       March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jack R. Callahan Jack R. Callahan Director	By: /s/ Gayle C. McMillen Gayle C. McMillen Director
Date: March 14, 2006	Date: March 14, 2006

By: /s/ Ronald E. Callaway Ronald E. Callaway Director	By: /s/ Byron K. Radcliff Byron K. Radcliff Director
Date: March 14, 2006	Date: March 14, 2006

By: /s/ David L. Deffner David L. Deffner Director	By: /s/ Walter H. Wulf, Jr. Walter H. Wulf, Jr. President, Principal Executive Officer and Director
Date: March 14, 2006	Date: March 14, 2006

By: /s/ Robert M. Kissick Robert M. Kissick Director	By: /s/ Debra P. Roe Debra P. Roe, CPA Chief Financial Officer
Date: March 14, 2006	Date: March 14, 2006