Form 10-Q
period 2006-03-31
MONARCH CEMENT CO
filed 2006-05-15
CIK 67517

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
             For the quarterly period ended March 31, 2006, or

[    ]      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
             For the transition period from                                               to                                                                .
Commission file number:  0-2757

THE MONARCH CEMENT COMPANY (Exact name of registrant as specified in its charter)
KANSAS (state or other jurisdiction of incorporation or organization)	48-0340590 (IRS employer identification no.)

P.O. BOX 1000, HUMBOLDT, KANSAS (address of principal executive offices)	66748-0900 (zip code)

 Registrant's telephone number, including area code:  (620) 473-2222

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
YES           NO   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ____  Accelerated filer ____  Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES           NO   X

As of May 9, 2006, there were 2,467,166 shares of Capital Stock, par value $2.50 per share outstanding and 1,559,792 shares of Class B Capital Stock, par value $2.50 per share outstanding.

PART I  -  FINANCIAL INFORMATION

The condensed consolidated financial statements included in this report have been prepared by our Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Our Company believes that the disclosures are adequate to make the information presented not misleading.  The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented.  Those adjustments consist only of normal, recurring adjustments.  The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Company's most recent annual report on Form 10‑K for 2005 filed with the Securities & Exchange Commission.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Item 1.       Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
ASSETS	2 0 0 6	2 0 0 5
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$ 2,739,631	$ 4,895,561
Short-term investments, at cost which approximates market	-	1,500,000
Receivables, less allowances of $616,000 in 2006 and
$602,000 in 2005 for doubtful accounts	14,922,025	14,186,551
Inventories, priced at cost which is not in excess of market-
Finished cement	$ 4,681,647	$ 1,868,412
Work in process	1,729,559	1,632,780
Building products	3,916,147	3,457,813
Fuel, gypsum, paper sacks and other	3,637,651	3,317,283
Operating and maintenance supplies	8,314,903	7,850,617
Total inventories	$ 22,279,907	$ 18,126,905
Deferred income taxes	663,902	665,000
Prepaid expenses	575,980	80,843
Total current assets	$ 41,181,445	$ 39,454,860
PROPERTY, PLANT AND EQUIPMENT, at cost, less
accumulated depreciation and depletion of $123,061,058
in 2006 and $121,060,864 in 2005	93,200,009	85,815,343
DEFERRED INCOME TAXES	2,696,310	4,111,000
INVESTMENTS	17,007,747	13,454,631
OTHER ASSETS	1,163,946	1,219,082
	$155,249,457	$144,054,916
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$ 13,020,386	$ 8,971,830
Line of credit payable	5,175,304	-
Current portion of advancing term loan	2,006,474	1,965,106
Accrued liabilities	5,569,024	6,499,821
Total current liabilities	$ 25,771,188	$ 17,436,757
LONG-TERM DEBT	21,559,767	22,121,890
ACCRUED POSTRETIREMENT BENEFITS	11,912,940	11,456,039
ACCRUED PENSION EXPENSE	2,145,407	2,121,155
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	1,060,129	1,246,317
STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued 2,466,996 shares
at 3/31/2006 and 2,464,926 shares at 12/31/2005	$ 6,167,490	$ 6,162,315
Class B capital stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-
share basis - Authorized 10,000,000 shares, Issued 1,559,962
shares at 3/31/2006 and 1,562,032 shares at 12/31/2005	3,899,905	3,905,080
Retained earnings	77,972,631	76,965,363
Accumulated other comprehensive income	4,760,000	2,640,000
Total stockholders' investment	$ 92,800,026	$ 89,672,758
	$155,249,457	$144,054,916
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

	2006	2005
NET SALES	$31,211,502	$24,541,081
COST OF SALES	26,363,956	21,837,340
Gross profit from operations	$ 4,847,546	$ 2,703,741
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,433,546	2,822,181
Income (loss) from operations	$ 1,414,000	$ (118,440)
OTHER INCOME (EXPENSE):
Interest income	$ 78,862	$ 87,037
Interest expense	(193,164)	(325,876)
Other, net	157,570	554,740
	$ 43,268	$ 315,901

Income before taxes on income	$ 1,457,268	$ 197,461
PROVISION FOR INCOME TAXES	450,000	65,000

NET INCOME	$ 1,007,268	$ 132,461

RETAINED EARNINGS, beginning of period	76,965,363	70,528,560

RETAINED EARNINGS, end of period	$77,972,631	$70,661,021
Basic earnings per share	$ 0.25	$ 0.03

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

	2006	2005
NET INCOME	$ 1,007,268	$ 132,461
UNREALIZED APPRECIATION (DEPRECIATION)
ON AVAILABLE FOR SALE SECURITIES
(Net of deferred tax expense (benefit) of $1,415,000
and $(245,000) for 2006 and 2005, respectively)	2,120,000	(370,000)

LESS: RECLASSIFICATION ADJUSTMENT FOR
REALIZED GAINS (LOSSES) INCLUDED IN
NET INCOME (net of deferred tax (benefit) expense
of $-0- and $155,000 for 2006 and 2005, respectively)	-	230,000
COMPREHENSIVE INCOME (LOSS)	$ 3,127,268	$ (467,539)

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005 (Unaudited)
	2006	2005
OPERATING ACTIVITIES:
Net income	$ 1,007,268	$ 132,461
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	2,364,101	2,519,656
Minority interest in earnings (losses) of subsidiaries	(68,072)	(116,043)
Deferred income taxes	788	-
Gain on disposal of assets	(103,236)	(32,507)
Realized gain on sale of other investments	-	(384,376)
Change in assets and liabilities:
Receivables, net	(735,474)	(2,814,805)
Inventories	(4,153,002)	(4,264,534)
Refundable income taxes	-	305,800
Prepaid expenses	(495,137)	64,754
Other assets	4,856	4,612
Accounts payable and accrued liabilities	3,163,428	1,440,976
Accrued postretirement benefits	456,901	138,354
Accrued pension expense	24,252	123,460
Net cash provided by (used for) operating activities	$ 1,466,673	$ (2,882,192)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$ (8,169,137)	$ (3,758,668)
Proceeds from disposals of property, plant and equipment	139,000	101,450
Payment for purchases of equity investments	(18,116)	-
Proceeds from disposals of equity investments	-	1,150,245
Decrease in short-term investments, net	1,500,000	-
Purchases of subsidiaries' stock	(118,116)	(54,400)
Net cash used for investing activities	$ (6,666,369)	$ (2,561,373)

FINANCING ACTIVITIES:
Increase in line of credit, net	$ 5,175,304	$ 5,792,228
Payments on bank loans	(470,027)	(490,736)
Payments on other long-term debt	(50,728)	(122,759)
Cash dividends paid	(1,610,783)	(1,610,783)
Net cash provided by financing activities	$ 3,043,766	$ 3,567,950

Net decrease in cash and cash equivalents	$ (2,155,930)	$ (1,875,615)
Cash and Cash Equivalents, beginning of year	4,895,561	4,999,253
Cash and Cash Equivalents, end of period	$ 2,739,631	$ 3,123,638

Interest paid, net of amount capitalized	$ 182,898	$ 315,384
Income taxes paid, net of refunds	$ 242,547	$ (240,800)
Capital equipment additions included in accounts payable	$ 3,602,952	$ 1,355,922
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005 (Unaudited), and December 31, 2005

  For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10‑K.

  Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.  The weighted average number of shares outstanding was 4,026,958 in the first quarter of 2006 and 2005.  The Company has no common stock equivalents and therefore, does not report diluted earnings per share.

  Our Company groups its operations into two lines of business - Cement Business and Ready-Mixed Concrete Business.  The "Cement  Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products and sundry building materials business.  Following is condensed information for each line for the periods ended March 31, 2006 and 2005 and December 31, 2005 (in thousands):

	Three Months Ended
	3/31/06	3/31/05
Sales to Unaffiliated Customers
Cement Business	$ 10,973	$ 8,449
Ready-Mixed Concrete Business	20,238	16,092
Intersegment Sales
Cement Business	3,144	2,509
Ready-Mixed Concrete Business	-	-
Operating Income (Loss)
Cement Business	1,540	796
Ready-Mixed Concrete Business	(126)	(914)
Capital Expenditures
Cement Business	9,050	3,259
Ready-Mixed Concrete Business	684	1,856

	Balance as of
	3/31/06	12/31/05
Identifiable Assets
Cement Business	$ 91,839	$ 82,406
Ready-Mixed Concrete Business	39,139	35,804
Corporate Assets	24,271	25,845

  The following table presents the components of net periodic costs as of March 31, 2006 and 2005:
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$ 183,053	$ 128,168	$ 127,076	$ 96,685
Interest cost	600,449	420,414	399,913	265,163
Expected return on plan assets	(669,031)	(468,433)	-	-
Amortization of prior service cost	26,823	18,781	-	-
Recognized net actuarial gain	35,035	24,530	-	-
Unrecognized net loss	-	-	200,127	97,152
Net periodic expense	$ 176,329	$ 123,460	$ 727,116	$ 459,000

As previously disclosed in our financial statements for the year ended December 31, 2005, Monarch expects to contribute approximately $914,000 to the pension fund in the last three quarters of 2006.  The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets.  As previously disclosed in our financial statements for the year ended December 31, 2005, Monarch expects to contribute approximately $1,360,000 to this plan in 2006.  As of March 31, 2006, we have contributed about $300,000 and anticipate contributing an additional $1,060,000 to this plan in 2006 for a total of $1,360,000.

  A Monarch subsidiary, Monarch and three of its officers are involved in a lawsuit with the former officers of that subsidiary and companies formed by those officers.  We believe all claims filed against our subsidiary, Monarch and its officers are without merit and we are pursuing judgment against the former officers and their companies.  We plan to vigorously pursue this case and do not anticipate any liability as a result of this lawsuit.

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

  demand for our Company's products;

  cyclical and seasonal nature of our business;

  the affect weather has on our business;

  the affect of environmental and other government regulation; and

  the affect of federal and state funding on demand for our products.

RESULTS OF OPERATIONS - CRITICAL ACCOUNTING POLICIES

    Reference is made to the Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Policies incorporated herein by reference to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 for accounting policies which are considered by management to be critical to an understanding of the Company's financial statements.

RESULTS OF OPERATIONS - OVERVIEW

    Our products are used in residential, commercial and governmental construction.  In recent years we experienced the return of increased demand for our products.  The combination of residential, commercial and governmental construction activities resulted in the need for increased production to meet our customers' needs.  In response to those needs, we have made, and continue to make, investments in our plant and equipment to increase production and improve efficiencies.  During 2005, we began to see the effects of these investments as reflected by our improved operating profits.  As the economy continues to be strong and demand for our products increases, we are confident that we will continue to profit from these investments.

    Operating results for the first quarter vary considerably from year-to-year.  Sales and the resulting income (loss) are significantly affected by the length and severity of winter weather and the corresponding slowdown in construction activity.  Cement and ready-mixed concrete sales for the first quarter of 2006 benefited from a shorter period of cold, wet weather and an improvement in economic conditions in our markets.  Volume increases made possible by the favorable weather conditions, combined with increases in price, resulted in a substantial improvement in net income.  Price increases play a key role in helping us keep pace with increases in the cost of labor, raw materials, and transportation and the expense of maintaining state-of-the-art equipment in our capital intensive industry.  The higher sales volumes resulted in better utilization of our equipment also contributing to the substantial improvement in operating profits.  We anticipate increases in sales in both the Cement Business and Ready-Mixed Concrete Business to continue during the balance of 2006.

RESULTS OF OPERATIONS - FIRST QUARTER OF 2006 COMPARED TO FIRST QUARTER OF 2005

    Consolidated net sales for the three months ended March 31, 2006, increased by $6.7 million when compared to the three months ended March 31, 2005.  Sales in our Cement Business were higher by $2.5 million and sales in our Ready-Mixed Concrete Business were higher by $4.2 million.  Cement Business sales increased $1.6 million due to increased volume sold and $.9 million due to price increases.  Ready-mixed concrete sales and other sundry building materials increased $2.2 million due to increased volume and $2.0 million due to price increases, with such increases primarily attributed to an increase in ready-mixed concrete sales.

    Consolidated cost of sales for the three months ended March 31, 2006, increased by $4.5 million when compared to the three months ended March 31, 2005.  Cost of sales in our Cement Business was higher by $1.4 million and cost of sales in our Ready-Mixed Concrete Business was higher by $3.1 million.  Cement Business cost of sales increased about $1.3 million due to the 19.6% increase in volume sold.  Ready-Mixed Concrete Business cost of sales increased due to a combination of raw material price increases and the increased volume sold.  Raw materials, including cement, rock, sand and sundry building materials purchased for resale, increased in price by $.9 million or an average of 10.0% due in large part to higher energy prices.  The remaining increase of $2.2 million is due to the 14.3% increase in volume.

    As a result of the above sales and cost of sales factors, our overall gross profit rate for the three months ended March 31, 2006 was 15.5% versus 11.0% for the three months ended March 31, 2005.

    Selling, general, and administrative expenses increased by 21.7% during the first quarter of 2006 compared to the first quarter of 2005.  These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.  This increase is primarily due to an increase in management personnel in the first quarter of 2006 as compared to the first quarter of 2005.  Early in the first quarter of 2005, the departure of management personnel responsible for design/build projects reduced our administrative costs.  These personnel have been replaced.  Legal and professional fees also increased during the first quarter of 2006 as compared to the first quarter of 2005 due to pending litigation.

    Other, net decreased approximately $.3 million during the first quarter of 2006 as compared to the first quarter of 2005 primarily due to an decrease in the amount of gain realized on the sale of other equity investments.

    The effective tax rates for the three months ended March 31, 2006 and 2005 were 30.9% and 32.9%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, minority interest in consolidated income (loss) and valuation allowance.  Taxes for the current year are estimated based on prior year effective tax rates.

 LIQUIDITY

    We are able to meet our cash needs primarily from a combination of operations and bank loans.  Cash decreased during the first three months of 2006 primarily due to increases in receivables and inventories, the purchase of equipment and the payment of dividends.

    In December 2005, we renewed our line of credit with our current lender.  Our current unsecured credit commitment consists of a $25 million advancing term loan maturing December 31, 2009 and a $10 million line of credit maturing December 31, 2006.  The term loan bears a floating interest rate based on JP Morgan Chase prime rate less .75% and the line of credit bears a floating interest rate based on lender's national prime rate less 1.00%.  The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the first quarter of 2006.  As of March 31, 2006, we had borrowed $22.7 million on the advancing term loan and $5.2 million on the line of credit leaving a balance available on the line of credit of $4.8 million.  The annual weighted average interest rate we paid on the advancing term loan during the first quarter of 2006 and 2005 was 6.67% and 4.66%, respectively.  The annual weighted average interest rate we paid on the line of credit during the first quarter of 2006 and 2005 was 6.42% and 4.41%, respectively.  At the end of the quarter, the applicable interest rate was 6.75% on the advancing term loan and 6.50% on the line of credit. The advancing term loan was used to help finance the expansion project at our cement manufacturing facility.  The line of credit was used to cover operating expenses during the first quarter of the year when we build inventory due to the seasonality of our business.  We anticipate that the line of credit maturing December 31, 2006 will be paid using funds from operations or replacement bank financing.  Our board of directors has given management the authority to borrow an additional $15 million for a maximum of $50 million.

    The Company completed the conversion of one of its two preheater kilns to a precalciner kiln in 2001 and completed the conversion of our remaining preheater kiln to a precalciner kiln during the first quarter of 2006 at a total cost of approximately $17.0 million.  The conversion of this kiln should increase our production capacity by approximately 200,000 tons per year.  Although we had to shut down this kiln for about six weeks during the conversion, we are projecting a 15% increase in total clinker production for the year 2006 as compared to 2005 due to the increased kiln capacity after the conversion.  This kiln was also shut down approximately six weeks during early 2005 for the cooler installation.  We will begin depreciating the precalciner equipment and related installation costs in the second quarter of 2006.

    The Company is in the process of expanding its corporate office.  Completion is anticipated in the third quarter of 2006 at a total cost of approximately $3.4 million.  As of the end of the first quarter of 2006, we had spent approximately $2.4 million on this expansion.  We have not started depreciating this addition.

    Other projects, including changes to our quarrying and grinding operation to supply the raw materials required by the increased kiln capacity and increasing our finished cement storage capacity, are currently under consideration.  Although we anticipate an increase in capital expenditures during 2006, we do not anticipate the need for additional bank financing other than that available under existing lines of credit.

    For several years the Company has paid a $.20 per share dividend in January, March, June and September.  At the April 2006 Board of Directors meeting, the Board elected to increase the dividend payable in June 2006 to $.21 per share.  Although dividends are declared at the Board's discretion, we project future earnings will support the continued payment of dividends at the current level.

FINANCIAL CONDITION

    Total assets as of March 31, 2006 were $155.2 million, an increase of $11.2 million since December 31, 2005 due to increases in receivables and inventories of approximately $.7 million and $4.2 million, respectively.  These variations are common during the first quarter of the year due to the seasonality of our business (see Seasonality below).  Property, plant and equipment increased $7.4 million primarily due to the installation of the precalciner during the first quarter of 2006.  Investments increased approximately $3.5 million as a result of an unrealized gain during the first quarter of 2006.

    Accounts payable increased about $4.0 million as of March 31, 2006 compared to December 31, 2005 primarily due to March expenses related to the capital expenditures in the Cement Business and expenses related to the increased sales volume.

    Indebtedness increased about $4.7 million during the first three months of 2006 primarily due to capital expenditures of about $8.2 million and funding the increase in inventories and receivables of about $4.2 million and $.7 million, respectively.

CAPITAL RESOURCES

    The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Capital expenditures during the first quarter of 2006 included completion of the installation of a precalciner and work towards the expansion and remodeling of our corporate offices.  We also invested in routine equipment purchases during the first quarter of 2006, primarily in the Ready-Mixed Concrete Business. During the first quarter of 2006, cash expenditures for property, plant and equipment totaled approximately $8.2 million, excluding the amounts that are included in accounts payable.  Other routine equipment purchases are also planned during the remainder of 2006.

    The Company plans to complete the office addition in the third quarter of 2006.  In addition, preliminary plans under consideration for 2006 include changes to our quarrying and grinding operation to supply the raw materials required by the increased kiln capacity.  We do not anticipate the need for additional bank financing beyond the amount available through our existing line of credit.

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

INFLATION

    Inflation directly affects the Company's operating costs.  The manufacture of cement requires the use of a significant amount of energy.  The Company burns primarily solid fuels, such as coal and petroleum coke, and to a lesser extent natural gas, in its kilns and uses a significant amount of electricity to operate our cement manufacturing equipment.  An increase in such manufacturing components could adversely affect us.  Prices of the specialized replacement parts and equipment the Company must continually purchase tend to increase directly with the rate of inflation causing manufacturing costs to increase.

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

    In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 154 ("SFAS 154"), Accounting Changes and Error Corrections. SFAS 154 requires that, when a company changes its accounting policies, the change must be applied retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change.  SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. If the new rule allows cumulative effect treatment, it will take precedence over SFAS 154.  This statement is effective for fiscal years beginning after December 15, 2005.  Because the Company's financial statements for the periods ended March 31, 2006 and 2005 contain no error corrections or accounting changes affected by SFAS 154, this statement has had no impact.  In future periods, as the FASB issues new rules requiring changes in accounting, this statement could have a material impact on financial results previously reported.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

    The Company owns $17.0 million of equity securities, primarily publicly traded entities, as of March 31, 2006.  These investments are not hedged and are exposed to the risk of changing market prices.  The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period.  Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations.  An immediate 10% change in the market price of our equity securities would have a $1.0 million effect on comprehensive income.

    The Company also has $27.9 million of bank loans as of March 31, 2006.  Interest rates on the Company's advancing term loan and line of credit are variable and are based on the JP Morgan Chase prime rate less .75% and lender's national prime rate less 1.00%, respectively.

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

    There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION

Item 1.       Legal Proceedings

    The Company and its subsidiary, Tulsa Dynaspan, Inc. ("TDI"), are involved in litigation with David G. Markle ("Markle"), a former director, president and employee of TDI, Richard L. Evilsizer, a former officer and employee of TDI and certain other former employees and companies controlled by one or more of such persons (the "Markle Parties").  Markle and Mr. Evilsizer are also minority shareholders in TDI.  In the litigation TDI is seeking damages based on allegations that one or more of the Markle Parties have (1) breached their fiduciary duty to TDI, (2) violated noncompete agreements, (3) improperly used TDI computers in violation of the Federal Computer Fraud and Abuse Act, (4) improperly used TDI trade secrets and other proprietary information and (5) made defamatory and disparaging statements about TDI.  The Markle Parties have alleged that the Company has defamed them and interfered with contractual relations.  Markle and Mr. Evilsizer have alleged that the Company, as the majority shareholder of TDI, has breached its duty to them as minority shareholders.  Certain of the Markle Parties have made claims against the directors of TDI and one director of Monarch, as well as derivative claims against TDI and Monarch.  The litigation also involves a declaratory judgment as to whether TDI or Markle owns an alleged invention for a method for the construction of parking garages.

    Two actions have been filed in this litigation.  One was filed on December 28, 2004, in the District Court for Tulsa County, Oklahoma by Markle against TDI and the Company (the "State Court Action") .  The other was filed by TDI against the Markle Parties on April 27, 2005, in the United States District Court for the Northern District of Oklahoma, but that litigation has been stayed pending judgment in the state court action.  All of the Markle Parties are now parties in the State Court Action.  This litigation is in the discovery stage and no trial date has been set.  The Company and TDI believe that all claims made by the Markle Parties are without merit and intend to vigorously defend such claims.  TDI intends to vigorously pursue its claims against the Markle Parties for damages, as well as its ownership of the alleged invention.  On April 25, 2006, the District Court partially sustained motions to dismiss filed by Monarch and the directors.  Plaintiffs were given until May 15th to file an amended petition.  No assurances can be given as to the outcome of this litigation.

Item 6.       Exhibits

31.1  Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2  Certificate of the Chief Financial Officer pursuant to Section 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934.

32.1  18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated May 15, 2006.

32.2  18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated May 15, 2006.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company
                                                                                                (Registrant)

Date      May 15, 2006                                             /s/ Walter H. Wulf, Jr.

Walter H. Wulf, Jr.
                                                                                President and
                                                                                Chairman of the Board

Date      May 15, 2006                                             /s/ Debra P. Roe

Debra P. Roe, CPA
                                                                                Chief Financial Officer and
                                                                                Assistant Secretary‑Treasurer

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
                                            and Chairman of the Board dated May 15, 2006.

32.2                           18 U.S.C. Section 1350 Certificate of the
                                            Chief Financial Officer dated May 15, 2006.