Form 10-Q
period 2006-06-30
MONARCH CEMENT CO
filed 2006-08-14
CIK 67517

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
             For the quarterly period ended June 30, 2006, or

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
YES           NO   X

As of August 7, 2006, there were 2,471,836 shares of Capital Stock, par value $2.50 per share outstanding and 1,555,122 shares of Class B Capital Stock, par value $2.50 per share outstanding.

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

Item 1.       Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005
ASSETS	2 0 0 6	2 0 0 5
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$ 2,706,815	$ 4,895,561
Short-term investments, at cost which approximates market	-	1,500,000
Receivables, less allowances of $599,000 in 2006 and
$602,000 in 2005 for doubtful accounts	20,965,310	14,186,551
Inventories, priced at cost which is not in excess of market-
Finished cement	$ 4,272,889	$ 1,868,412
Work in process	3,068,355	1,632,780
Building products	3,973,578	3,457,813
Fuel, gypsum, paper sacks and other	3,396,654	3,317,283
Operating and maintenance supplies	7,788,702	7,850,617
Total inventories	$ 22,500,178	$ 18,126,905
Deferred income taxes	663,902	665,000
Prepaid expenses	608,229	80,843
Total current assets	$ 47,444,434	$ 39,454,860
PROPERTY, PLANT AND EQUIPMENT, at cost, less
accumulated depreciation and depletion of $125,302,995
in 2006 and $121,060,864 in 2005	93,587,954	85,815,343
DEFERRED INCOME TAXES	3,919,310	4,111,000
INVESTMENTS	13,952,743	13,454,631
OTHER ASSETS	1,108,747	1,219,082
	$160,013,188	$144,054,916
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$ 9,050,311	$ 8,971,830
Line of credit payable	9,986,551	-
Current portion of advancing term loan	2,080,460	1,965,106
Accrued liabilities	6,651,327	6,499,821
Total current liabilities	$ 27,768,649	$ 17,436,757
LONG-TERM DEBT	20,989,054	22,121,890
ACCRUED POSTRETIREMENT BENEFITS	12,209,873	11,456,039
ACCRUED PENSION EXPENSE	2,305,101	2,121,155
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	1,126,856	1,246,317
STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued 2,471,816 shares
at 6/30/2006 and 2,464,926 shares at 12/31/2005	$ 6,179,540	$ 6,162,315
Class B capital stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-
share basis - Authorized 10,000,000 shares, Issued 1,555,142
shares at 6/30/2006 and 1,562,032 shares at 12/31/2005	3,887,855	3,905,080
Retained earnings	82,618,260	76,965,363
Accumulated other comprehensive income	2,928,000	2,640,000
Total stockholders' investment	$ 95,613,655	$ 89,672,758
	$160,013,188	$144,054,916
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and Six Months Ended June 30, 2006 and 2005 (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
NET SALES	$43,570,624	$37,272,061	$74,782,126	$61,813,142
COST OF SALES	32,004,639	30,303,009	58,368,595	52,140,349
Gross profit from operations	$ 11,565,985	$ 6,969,052	$16,413,531	$ 9,672,793
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,419,112	3,270,282	6,852,658	6,092,463
Income from operations	$ 8,146,873	$ 3,698,770	$ 9,560,873	$ 3,580,330
OTHER INCOME (EXPENSE):
Interest income	$ 102,248	$ 49,482	$ 181,110	$ 136,519
Interest expense	(565,327)	(424,717)	(758,491)	(750,593)
Other, net	257,496	69,488	415,066	624,228
	$ (205,583)	$ (305,747)	$ (162,315)	$ 10,154

Income before taxes on income	$ 7,941,290	$ 3,393,023	$ 9,398,558	$ 3,590,484
PROVISION FOR INCOME TAXES	2,450,000	1,115,000	2,900,000	1,180,000

NET INCOME	$ 5,491,290	$ 2,278,023	$ 6,498,558	$ 2,410,484

RETAINED EARNINGS, beginning of period	77,972,631	70,661,021	76,965,363	70,528,560
Less cash dividends	845,661	805,392	845,661	805,392
RETAINED EARNINGS, end of period	$ 82,618,260	$72,133,652	$82,618,260	$72,133,652
Basic earnings per share	$ 1.36	$ 0.57	$ 1.61	$ 0.60
Cash dividends per share	$ 0.21	$ 0.20	$ 0.21	$ 0.20

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and Six Months Ended June 30, 2006 and 2005 (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
NET INCOME	$ 5,491,290	$ 2,278,023	$ 6,498,558	$ 2,410,484
UNREALIZED APPRECIATION (DEPRECIATION)
ON AVAILABLE FOR SALE SECURITIES (Net
of deferred tax expense (benefit) of $(1,223,000),
$20,000, $192,000 and $(255,000), respectively)	(1,832,000)	30,000	288,000	(340,000)

LESS: RECLASSIFICATION ADJUSTMENT FOR
REALIZED GAINS (LOSSES) INCLUDED IN
NET INCOME (net of deferred tax (benefit) expense
of $-0-, $-0-,$-0- and $155,000, respectively)	-	-	-	230,000
COMPREHENSIVE INCOME	$ 3,659,290	$2,308,023	$ 6,786,558	$ 1,840,484

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005 (Unaudited)
	2006	2005
OPERATING ACTIVITIES:
Net income	$ 6,498,558	$ 2,410,484
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	4,906,051	5,236,143
Minority interest in earnings of subsidiaries	24,388	30,635
Deferred income taxes	788	-
Gain on disposal of assets	(169,958)	(125,394)
Realized gain on sale of other investments	-	(384,376)
Change in assets and liabilities:
Receivables, net	(6,778,759)	(4,728,153)
Inventories	(4,373,273)	(3,380,948)
Refundable income taxes	-	812,807
Prepaid expenses	(527,386)	(418,907)
Other assets	9,775	9,283
Accounts payable and accrued liabilities	3,686,516	2,209,978
Accrued postretirement benefits	753,834	712,045
Accrued pension expense	183,946	246,435
Net cash provided by operating activities	$ 4,214,480	$ 2,630,032

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$ (14,457,678)	$ (7,958,435)
Proceeds from disposals of property, plant and equipment	203,788	359,136
Payment for purchases of equity investments	(18,112)	-
Proceeds from disposals of equity investments	-	1,150,245
Proceeds from short-term investments	1,500,000	-
Purchases of subsidiaries' stock	(118,116)	(105,400)
Net cash used for investing activities	$ (12,890,118)	$ (6,554,454)

FINANCING ACTIVITIES:
Increase in line of credit, net	$ 9,986,551	$ 6,734,282
Payments on bank loans	(915,747)	(951,414)
Payments on other long-term debt	(101,735)	(185,277)
Cash dividends paid	(2,456,444)	(2,416,175)
Subsidiaries' dividends paid to minority interest	(25,733)	-
Net cash provided by financing activities	$ 6,486,892	$ 3,181,416

Net decrease in cash and cash equivalents	$ (2,188,746)	$ (743,006)
Cash and Cash Equivalents, beginning of year	4,895,561	4,999,253
Cash and Cash Equivalents, end of period	$ 2,706,815	$ 4,256,247

Interest paid, net of amount capitalized	$ 748,225	$ 776,054
Income taxes paid, net of refunds	$ 1,668,235	$ 159,200
Capital equipment additions included in accounts payable	$ 192,092	$ 149,419
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005 (Unaudited), and December 31, 2005

  For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10‑K.

  Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.  The weighted average number of shares outstanding was 4,026,958 in the second quarter of 2006 and 2005 and in the first six months of 2006 and 2005.  The Company has no common stock equivalents and therefore, does not report diluted earnings per share.

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

	Three Months Ended		Six Months Ended
	6/30/06	6/30/05	6/30/06	6/30/05
Sales to Unaffiliated Customers
Cement Business	$ 21,389	$ 17,955	$ 32,362	$ 26,404
Ready-Mixed Concrete Business	22,182	19,317	42,420	35,409
Intersegment Sales
Cement Business	3,549	3,536	6,693	6,045
Ready-Mixed Concrete Business	-	-	-	-
Operating Income (Loss)
Cement Business	8,067	4,769	9,607	5,565
Ready-Mixed Concrete Business	80	(1,071)	(46)	(1,985)
Capital Expenditures
Cement Business	2,525	1,345	11,575	4,604
Ready-Mixed Concrete Business	353	1,498	1,037	3,354

			Balance as of
			6/30/06	12/31/05
Identifiable Assets
Cement Business			$ 99,782	$ 82,406
Ready-Mixed Concrete Business			37,880	35,804
Corporate Assets			22,351	25,845

  The following table presents the components of net periodic costs for the six months ended June 30, 2006 and 2005:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$ 348,838	$ 255,833	$ 254,152	$ 277,085
Interest cost	1,144,253	839,178	799,826	759,919
Expected return on plan assets	(1,274,949)	(935,028)	-	-
Amortization of prior service cost	51,116	37,488	-	-
Recognized net actuarial gain	66,765	48,964	-	-
Unrecognized net loss	-	-	400,254	278,424
Net periodic expense	$ 336,023	$ 246,435	$ 1,454,232	$ 1,315,428

The following table presents the components of net periodic costs for the three months ended June 30, 2006 and 2005:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$ 165,785	$ 127,665	$ 127,076	$ 180,400
Interest cost	543,805	418,764	399,913	494,756
Expected return on plan assets	(605,918)	(466,595)	-	-
Amortization of prior service cost	24,293	18,707	-	-
Recognized net actuarial gain	31,730	24,434	-	-
Unrecognized net loss	-	-	200,127	181,272
Net periodic expense	$ 159,695	$ 122,975	$ 727,116	$ 856,428

As previously disclosed in our financial statements for the year ended December 31, 2005, Monarch expects to contribute approximately $914,000 to the pension fund in 2006. As of June 30, 2006, we have contributed about $152,000 and anticipate contributing an additional $762,000 to this plan in 2006 for a total of $914,000. The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets.  As previously disclosed in our financial statements for the year ended December 31, 2005, Monarch expects to pay approximately $1,360,000 for benefits under this plan in 2006.  As of June 30, 2006, we have contributed about $700,000 and anticipate contributing an additional $660,000 to this plan in 2006 for a total of $1,360,000.

  A Monarch subsidiary, Monarch and three officers of Monarch are involved in a lawsuit with the former officers of that subsidiary and companies formed by those officers.  We believe all claims filed against our subsidiary, Monarch and its officers are without merit and we are pursuing judgment against the former officers and their companies.  We plan to vigorously pursue this case and do not anticipate any liability as a result of this lawsuit.

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

    Operating results for the first six months vary considerably from year-to-year.  Sales and the resulting income (loss) are significantly affected by the length and severity of winter weather and the corresponding slowdown in construction activity.  Cement and ready-mixed concrete sales for the first six months of 2006 benefited from a shorter period of cold, wet weather in our markets.  Volume increases made possible by the favorable weather conditions, combined with increases in price, resulted in a substantial improvement in net income.  Price increases play a key role in helping us keep pace with increases in the cost of labor, raw materials, and transportation and the expense of maintaining state-of-the-art equipment in our capital intensive industry.  The higher sales volumes resulted in better utilization of our equipment also contributing to the substantial improvement in operating profits.  While it is anticipated that higher interest rates, oil prices, and inflation will slow economic growth in the second half of this year, we believe that Monarch will be able to maintain the gains made to date over 2005 through the end of the year.

RESULTS OF OPERATIONS - SECOND QUARTER OF 2006 COMPARED TO SECOND QUARTER OF 2005

    Consolidated net sales for the three months ended June 30, 2006, increased by $6.3 million when compared to the three months ended June 30, 2005.  Sales in our Cement Business were higher by $3.4 million and sales in our Ready-Mixed Concrete Business were higher by $2.9 million.  Cement Business sales increased $.8 million due to increased volume sold and $2.6 million due to price increases.  Sales in the Ready-Mixed Concrete Business increased $1.5 million due to increased volume and $1.4 million due to price increases, with such increases primarily attributed to an increase in sales of ready-mixed concrete.

    Consolidated cost of sales for the three months ended June 30, 2006, increased by $1.7 million when compared to the three months ended June 30, 2005.  Cost of sales in our Cement Business was higher by $.2 million and cost of sales in our Ready-Mixed Concrete Business was higher by $1.5 million.  Cement Business cost of sales increased about $.5 million due to the 4.7% increase in volume sold which was partially offset by efficiencies in production.  Ready-Mixed Concrete Business cost of sales increased due to a combination of raw material price increases and the increased volume sold.  Raw materials, including cement, rock, sand and sundry building materials purchased for resale, increased in price by $.8 million or an average of 9.0% due in large part to higher energy prices.  The remaining increase of $.7 million is due to the 7.6% increase in volume.

    As a result of the above sales and cost of sales factors, our overall gross profit rate for the three months ended June 30, 2006 was 26.6% versus 18.7% for the three months ended June 30, 2005.

    Selling, general, and administrative expenses increased by 4.6% during the second quarter of 2006 compared to the second quarter of 2005.  These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.   This increase is primarily due to expenses related to pending litigation.

    Other, net increased approximately $.2 million during the second quarter of 2006 as compared to the second quarter of 2005.  The increase was not due to any one significant activity.

    The effective tax rates for the three months ended June 30, 2006 and 2005 were 30.9% and 32.9%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, minority interest in consolidated income and valuation allowance.  Taxes for the current year are estimated based on prior year effective tax rates.

RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 2006 COMPARED TO THE FIRST SIX MONTHS OF 2005

    Consolidated net sales for the six months ended June 30, 2006, increased by $13.0 million when compared to the six months ended June 30, 2005.  Sales in our Cement Business were higher by $6.0 million and sales in our Ready-Mixed Concrete Business were higher by $7.0 million.  Cement Business sales increased $2.5 million due to increased volume sold and $3.5 million due to price increases.  Sales in the Ready-Mixed Concrete Business increased $3.7 million due to increased volume primarily attributed to construction contracts and $3.3 million due to price increases primarily in sales of ready-mixed concrete.

    Consolidated cost of sales for the six months ended June 30, 2006, increased by $6.2 million when compared to the six months ended June 30, 2005.  Cost of sales in our Cement Business was higher by $1.7 million and cost of sales in our Ready-Mixed Concrete Business was higher by $4.5 million. Cement Business cost of sales increased due to the 9.5% increase in volume sold.  Ready-Mixed Concrete Business cost of sales increased due to a combination of raw material price increases and the increased volume sold.  Raw materials, including cement, rock, sand and sundry building materials purchased for resale, increased in price by $1.6 million or an average of 9.0% due in large part to higher energy prices.  The remaining increase of $2.9 million is due to the 10.4% increase in volume.

    As a result of the above sales and cost of sales factors, our overall gross profit rate for the six months ended June 30, 2006 was 22.0% versus 15.6% for the six months ended June 30, 2005.

    Selling, general, and administrative expenses increased by 12.5% during the first half of 2006 compared to the first half of 2005.  These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.  This increase is primarily due to an increase in management personnel in the first quarter of 2006 as compared to the first quarter of 2005.  Early in the first quarter of 2005, the departure of management personnel responsible for design/build projects reduced our administrative costs.  These personnel have been replaced.  Legal and professional fees also increased during the first half  of 2006 as compared to the first half of  2005 due to pending litigation.

    Other, net decreased approximately $.2 million for the first half of 2006 as compared to the first half of 2005 primarily due to a decrease in the amount of gain realized on the sale of other equity investments.

    The effective tax rates for the six months ended June 30, 2006 and 2005 were 30.9% and 32.9%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, minority interest in consolidated income and valuation allowance.  Taxes for the current year are estimated based on prior year effective tax rates.

 LIQUIDITY

    We are able to meet our cash needs primarily from a combination of operations and bank loans.  Cash decreased during the first six months of 2006 primarily due to increases in receivables and inventories, the purchase of equipment and the payment of dividends.

    In December 2005, we renewed our line of credit with our current lender.  Our current unsecured credit commitment consists of a $25 million advancing term loan maturing December 31, 2009 and a $10 million line of credit maturing December 31, 2006.  The term loan bears a floating interest rate based on JP Morgan Chase prime rate less .75% and the line of credit bears a floating interest rate based on lender's national prime rate less 1.00%.  The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the first six months of 2006.  As of June 30, 2006, we had borrowed $22.3 million on the advancing term loan and $10 million on the line of credit leaving a balance available on the line of credit of $0. The annual weighted average interest rate we paid on the advancing term loan during the second quarter of 2006 and 2005 was 7.1% and 5.2%, respectively, and for the first six months of 2006 and 2005 was 6.9% and 4.9%, respectively.  The annual weighted average interest rate we paid on the line of credit during the second quarter of 2006 and 2005 was 6.9% and 4.9%, respectively, and for the first six months of 2006 and 2005 was 6.7% and 4.7%, respectively.  As of June 30, 2006, the applicable interest rate was 7.3% on the advancing term loan and 7.0% on the line of credit. The advancing term loan was used to help finance the expansion project at our cement manufacturing facility.  The line of credit was used to cover operating expenses during the first six months of the year when we build inventory due to the seasonality of our business.  We anticipate that the line of credit maturing December 31, 2006 will be paid using funds from operations or replacement bank financing.  Our board of directors has given management the authority to borrow an additional $15 million for a maximum of $50 million.

    The Company completed the conversion of one of its two preheater kilns to a precalciner kiln in 2001 and completed the conversion of our remaining preheater kiln to a precalciner kiln during the first quarter of 2006 at a total cost of approximately $17.0 million.  The conversion of this kiln should increase our production capacity by approximately 200,000 tons per year.  Although we had to shut down this kiln for about six weeks during the conversion, we are projecting a 15% increase in total clinker production for the year 2006 as compared to 2005 due to the increased kiln capacity after the conversion.  This kiln was also shut down approximately six weeks during early 2005 for the cooler installation.  We began depreciating the precalciner equipment and related installation costs in the second quarter of 2006.

    The Company is in the process of expanding its corporate office.  Completion is anticipated in the third quarter of 2006 at a total cost of approximately $3.4 million.  As of the end of the second quarter of 2006, we had spent approximately $2.7 million on this expansion.  We have not started depreciating this addition.

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

FINANCIAL CONDITION

    Total assets as of June 30, 2006 were $160.0 million, an increase of $16.0 million since December 31, 2005 due to increases in receivables and inventories of approximately $6.8 million and $4.4 million, respectively.  These variations are common during the first six months of the year due to the seasonality of our business (see Seasonality below).  Property, plant and equipment increased $7.8 million primarily due to the installation of the precalciner during the first six months of 2006.  Investments increased approximately $.5 million as a result of an unrealized gain during the first half of 2006.

    Indebtedness increased about $9.0 million during the first six months of 2006 primarily due to capital expenditures of about $14.5 million and funding the increase in inventories and receivables of about $4.4 million and $6.8 million, respectively.

CAPITAL RESOURCES

    The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Capital expenditures during the first six months of 2006 included completion of the installation of a precalciner and work towards the expansion and remodeling of our corporate offices.  We also invested in routine equipment purchases during the first half of 2006, primarily in the Ready-Mixed Concrete Business. During the first half of 2006, cash expenditures for property, plant and equipment totaled approximately $14.5 million, excluding the amounts that are included in accounts payable.  Other routine equipment purchases are also planned during the remainder of 2006.

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

FUTURE CHANGE IN ACCOUNTING PRINCIPLES

    The Financial Accounting Standards Board (FASB) has issued the following new accounting pronouncement and exposure draft.

   In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN48").  FIN 48 clarifies the application of Statement 109 by defining a recognition threshold of "more likely than not" that the position would be sustained upon examination before any part of the benefit of that position be recognized in an enterprise's financial statements. It also provides guidance on the measurement of the tax position. This Interpretation will be effective for fiscal years beginning after December 15, 2006.  The Company has not yet determined the impact, if any, that this new pronouncement will have on the Company's consolidated financial statements.

     The Financial Accounting Standards Board (FASB) issued the Exposure Draft "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)". The most significant proposed change would impact how companies recognize postretirement pension and medical plans on their balance sheets. If adopted as proposed, companies would have to reflect outstanding balances of prior service costs and gain or loss in Other Comprehensive Income. It is expected to be effective for fiscal years ending after December 15, 2006.  The Company has not yet determined the exact amount that this new pronouncement would impact the Company's Consolidated Balance Sheet and Statement of Stockholders' Investment.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

    The Company owns $14.0 million of equity securities, primarily publicly traded entities, as of June 30, 2006.  These investments are not hedged and are exposed to the risk of changing market prices.  The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period.  Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations.  An immediate 10% change in the market price of our equity securities would have a $.8 million effect on comprehensive income.

    The Company also has $32.3 million of bank loans as of June 30, 2006.  Interest rates on the Company's advancing term loan and line of credit are variable and are based on the JP Morgan Chase prime rate less .75% and lender's national prime rate less 1.00%, respectively.

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

    There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION

Item 1.       Legal Proceedings

    The Company and its subsidiary, Tulsa Dynaspan, Inc. ("TDI"), are involved in litigation with David G. Markle ("Markle"), a former director, president and employee of TDI, Richard L. Evilsizer, a former officer and employee of TDI and certain other former employees and companies controlled by one or more of such persons (the "Markle Parties").  Markle and Mr. Evilsizer are also minority shareholders in TDI.  In the litigation TDI is seeking damages based on allegations that one or more of the Markle Parties have (1) breached their fiduciary duty to TDI, (2) violated noncompete agreements, (3) improperly used TDI computers in violation of the Federal Computer Fraud and Abuse Act, (4) improperly used TDI trade secrets and other proprietary information and (5) made defamatory and disparaging statements about TDI.  The Markle Parties have alleged that the Company has defamed them and interfered with contractual relations.  Markle and Mr. Evilsizer have alleged that the Company, as the majority shareholder of TDI, has breached its duty to them as minority shareholders.  Certain of the Markle Parties have made claims against three directors of TDI who are also officers of Monarch, as well as derivative claims against TDI and Monarch.  The litigation also involves a declaratory judgment as to whether TDI or Markle owns an alleged invention for a method for the construction of parking garages.

    Two actions have been filed in this litigation.  One was filed on December 28, 2004, in the District Court for Tulsa County, Oklahoma by Markle against TDI and the Company (the "State Court Action") .  The other was filed by TDI against the Markle Parties on April 27, 2005, in the United States District Court for the Northern District of Oklahoma, but that litigation has been stayed pending judgment in the state court action.  All of the Markle Parties are now parties in the State Court Action.  This litigation is in the discovery stage and no trial date has been set.  The Company and TDI believe that all claims made by the Markle Parties are without merit and intend to vigorously defend such claims.  TDI intends to vigorously pursue its claims against the Markle Parties for damages, as well as its ownership of the alleged invention.  On April 25, 2006, the District Court partially sustained motions to dismiss filed by Monarch and the directors. A motion for reconsideration by the Plaintiffs has been denied. Plaintiffs were given until August 18th to file an amended petition.  No assurances can be given as to the outcome of this litigation.

Item 4.       Submission of Matters to a Vote of Security Holders

    At the annual meeting of the stockholders of The Monarch Cement Company held on April 13, 2005, the stockholders elected four Class II Directors, namely, Byron J. Radcliff, Michael R. Wachter, Walter H. Wulf, Jr., and Walter H. Wulf, III to serve terms expiring at the annual meeting of stockholders in 2009.   Class I Directors, namely, David L. Deffner, Gayle C. McMillen, and Richard N. Nixon and Class III Directors, namely, Jack R. Callahan, Ronald E. Callaway, Robert M. Kissick and Byron K. Radcliff, continue to serve terms expiring at the annual meetings of stockholders in 2008 and 2007, respectively.

           The following is a summary of votes cast:

	For	Withhold Authority/ Against	Abstentions/Broker Non-votes
Byron J. Radcliff	16,076,434	42,014	0
Michael R. Wachter	16,177,017	42,014	0
Walter H. Wulf, Jr.	16,147,110	42,014	0
Walter H. Wulf, III	16,075,978	42,014	0

  Item 6.       Exhibits

31.1  Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2  Certificate of the Chief Financial Officer pursuant to Section 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934.

32.1  18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated August 14, 2006.

32.2  18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated August 14, 2006.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company
                                                                                                (Registrant)

Date      August 14, 2006                                             /s/ Walter H. Wulf, Jr.

Walter H. Wulf, Jr.
                                                                                President and
                                                                                Chairman of the Board

Date      August 14, 2006                                             /s/ Debra P. Roe

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

31.2                            Certificate of the Chief Financial Officer pursuant
                                            to Section 13a-14(a)/15d-14(a) of the
                                            Securities Exchange Act of 1934.

32.1                           18 U.S.C. Section 1350 Certificate of the President
                                            and Chairman of the Board dated August 14, 2006.

32.2                           18 U.S.C. Section 1350 Certificate of the
                                            Chief Financial Officer dated August 14, 2006.