Form 10-Q
period 2006-09-30
MONARCH CEMENT CO
filed 2006-11-14
CIK 67517

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
             For the quarterly period ended September 30, 2006, or

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
YES           NO   X

As of November 7, 2006, there were 2,475,265 shares of Capital Stock, par value $2.50 per share outstanding and 1,551,693 shares of Class B Capital Stock, par value $2.50 per share outstanding.

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

Item 1.       Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005
ASSETS	2 0 0 6	2 0 0 5
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$ 2,830,739	$ 4,895,561
Short-term investments, at cost which approximates market	-	1,500,000
Receivables, less allowances of $613,000 in 2006 and
$602,000 in 2005 for doubtful accounts	20,364,446	14,186,551
Inventories, priced at cost which is not in excess of market-
Finished cement	$ 4,968,631	$ 1,868,412
Work in process	3,079,932	1,632,780
Building products	3,922,320	3,457,813
Fuel, gypsum, paper sacks and other	3,232,871	3,317,283
Operating and maintenance supplies	8,327,118	7,850,617
Total inventories	$ 23,530,872	$ 18,126,905
Deferred income taxes	663,902	665,000
Prepaid expenses	541,554	80,843
Total current assets	$ 47,931,513	$ 39,454,860
PROPERTY, PLANT AND EQUIPMENT, at cost, less
accumulated depreciation and depletion of $127,971,305
in 2006 and $121,060,864 in 2005	95,045,647	85,815,343
DEFERRED INCOME TAXES	4,755,310	4,111,000
INVESTMENTS	12,539,621	13,454,631
OTHER ASSETS	1,053,483	1,219,082
	$161,325,574	$144,054,916
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$ 8,984,984	$ 8,971,830
Line of credit payable	9,754,659	-
Current portion of advancing term loan	2,179,445	1,965,106
Accrued liabilities	5,705,436	6,499,821
Total current liabilities	$ 26,624,524	$ 17,436,757
LONG-TERM DEBT	20,407,682	22,121,890
ACCRUED POSTRETIREMENT BENEFITS	12,557,426	11,456,039
ACCRUED PENSION EXPENSE	2,321,036	2,121,155
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	1,041,426	1,246,317
STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued 2,471,890 shares
at 9/30/2006 and 2,464,926 shares at 12/31/2005	$ 6,179,725	$ 6,162,315
Class B capital stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-
share basis - Authorized 10,000,000 shares, Issued 1,555,068
shares at 9/30/2006 and 1,562,032 shares at 12/31/2005	3,887,670	3,905,080
Retained earnings	86,632,085	76,965,363
Accumulated other comprehensive income	1,674,000	2,640,000
Total stockholders' investment	$ 98,373,480	$ 89,672,758
	$161,325,574	$144,054,916
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and the Nine Months Ended September 30, 2006 and 2005 (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
NET SALES	$44,200,862	$41,855,661	$118,982,988	$103,668,803
COST OF SALES	33,454,729	31,219,787	91,823,324	83,360,136
Gross profit from operations	$10,746,133	$10,635,874	$ 27,159,664	$ 20,308,667
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,706,587	3,156,193	10,559,245	9,248,656
Income from operations	$ 7,039,546	$ 7,479,681	$ 16,600,419	$ 11,060,011
OTHER INCOME (EXPENSE):
Interest income	$ 82,705	$ 104,400	$ 263,815	$ 240,919
Interest expense	(582,909)	(361,208)	(1,341,400)	(1,111,801)
Other, net	320,144	25,936	735,210	650,164
	$ (180,060)	$ (230,872)	$ (342,375)	$ (220,718)

Income before taxes on income	$ 6,859,486	$ 7,248,809	$ 16,258,044	$ 10,839,293
PROVISION FOR INCOME TAXES	2,000,000	2,320,000	4,900,000	3,500,000
NET INCOME	$ 4,859,486	$ 4,928,809	$ 11,358,044	$ 7,339,293

RETAINED EARNINGS, beg. of period	82,618,260	72,133,652	76,965,363	70,528,560
Less cash dividends	845,661	805,391	1,691,322	1,610,783
RETAINED EARNINGS, end of period	$86,632,085	$76,257,070	$ 86,632,085	$ 76,257,070
Basic earnings per share	$ 1.21	$ 1.22	$ 2.82	$ 1.82
Cash dividends per share	$ 0.21	$ 0.20	$ 0.42	$ 0.40

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and the Nine Months Ended September 30, 2006 and 2005 (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
NET INCOME	$ 4,859,486	$ 4,928,809	$ 11,358,044	$ 7,339,293
UNREALIZED APPRECIATION
ON AVAILABLE FOR SALE
SECURITIES (Net of deferred
tax expense of ($836,000), $760,000
($644,000) and $535,000, respectively)	(1,254,000)	1,140,000	(966,000)	800,000

LESS: RECLASSIFICATION ADJUST-
MENT FOR REALIZED GAINS
INCLUDED IN NET INCOME
(net of deferred tax expense of
$-0-, $-0-, $-0- and $155,000,
respectively)	-	-	-	230,000
COMPREHENSIVE INCOME	$ 3,605,486	$ 6,068,809	$ 10,392,044	$ 7,909,293
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005 (Unaudited)
	2006	2005
OPERATING ACTIVITIES:
Net income	$ 11,358,044	$ 7,339,293
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	7,966,688	7,915,693
Minority interest in earnings of subsidiaries	13,756	47,135
Deferred income taxes, long-term	788	-
Gain on disposal of assets	(133,286)	(175,133)
Realized gain on sale of other investments	-	(384,375)
Change in assets and liabilities:
Receivables, net	(6,177,895)	(5,288,578)
Inventories	(5,403,968)	(2,166,992)
Refundable federal and state income taxes	-	812,807
Prepaid expenses	(460,711)	(341,196)
Other assets	14,759	14,015
Accounts payable and accrued liabilities	2,302,811	2,476,162
Accrued postretirement benefits	1,101,387	1,225,917
Accrued pension expense	199,881	370,137
Net cash provided by operating activities	$ 10,782,254	$ 11,844,885

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$(18,628,477)	$ (9,619,372)
Proceeds from disposals of property, plant and equipment	242,353	428,843
Payment for purchases of equity investments	(734,194)	-
Proceeds from disposals of equity investments	39,204	1,150,245
Decrease in short-term investments, net	1,500,000	-
Purchases of subsidiaries' stock	(192,914)	(105,400)
Net cash used for investing activities	$(17,774,028)	$ (8,145,684)

FINANCING ACTIVITIES:
Increase (decrease) in line of credit, net	$ 9,754,659	$ (981,667)
Payments on bank loans	(1,344,913)	(1,386,595)
Payments on other long-term debt	(154,956)	(250,103)
Cash dividends paid	(3,302,105)	(3,221,566)
Subsidiaries' dividends paid to minority interest	(25,733)	-
Net cash provided by (used for) financing activities	$ 4,926,952	$ (5,839,931)

Net decrease in cash and cash equivalents	$ (2,064,822)	$ (2,140,730)
CASH AND CASH EQUIVALENTS, beginning of year	4,895,561	4,999,253
CASH AND CASH EQUIVALENTS, end of period	$ 2,830,739	$ 2,858,523

Interest paid, net of amount capitalized	$ 1,353,488	$ 1,147,528
Income taxes paid, net of refunds	$ 4,819,535	$ 1,072,548
Capital equipment additions included in accounts payable	$ 564,579	$ 785,185

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited), and December 31, 2005

  For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10‑K.

  Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.  The weighted average number of shares outstanding was 4,026,958 in the third quarter of 2006 and 2005 and in the first nine months of 2006 and 2005.  The Company has no common stock equivalents and therefore, does not report diluted earnings per share.

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

	Three Months Ended		Nine Months Ended
	9/30/06	9/30/05	9/30/06	9/30/05
Sales to Unaffiliated Customers
Cement Business	$ 21,753	$ 20,656	$ 54,115	47,060
Ready-Mixed Concrete Business	22,448	21,200	64,868	56,609
Intersegment Sales
Cement Business	3,455	3,870	10,148	9,915
Ready-Mixed Concrete Business	915	-	915	-
Operating Income (Loss)
Cement Business	7,560	6,891	17,167	12,456
Ready-Mixed Concrete Business	(521)	589	(567)	(1,396)
Capital Expenditures
Cement Business	2,525	846	14,104	5,450
Ready-Mixed Concrete Business	2,014	815	3,051	4,169

			Balance as of
			9/30/06	12/31/05
Identifiable Assets
Cement Business			$ 101,252	$ 82,406
Ready-Mixed Concrete Business			38,230	35,804
Corporate Assets			21,843	25,845

  The following table presents the components of net periodic costs for the nine months ended September 30, 2006 and 2005:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$ 523,257	$ 384,251	$ 381,228	$ 447,577
Interest cost	1,716,380	1,260,414	1,199,740	1,227,500
Expected return on plan assets	(1,912,423)	(1,404,376)	-	-
Amortization of prior service cost	76,674	56,306	-	-
Recognized net actuarial gain	100,147	73,542	-	-
Unrecognized net loss	-	-	600,381	449,739
Net periodic expense	$ 504,035	$ 370,137	$ 2,181,349	$ 2,124,816

The following table presents the components of net periodic costs for the three months ended September 30, 2006 and 2005:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$ 174,419	$ 128,418	$ 127,076	$ 170,492
Interest cost	572,127	421,235	399,914	467,581
Expected return on plan assets	(637,474)	(469,348)	-	-
Amortization of prior service cost	25,558	18,818	-	-
Recognized net actuarial gain	33,382	24,578	-	-
Unrecognized net loss	-	-	200,127	171,315
Net periodic expense	$ 168,012	$ 123,701	$ 727,117	$ 809,388

Monarch expects to contribute approximately $995,000 to the pension fund in 2006. As of September 30, 2006, we have contributed about $304,000 and anticipate contributing an additional $691,000 to this plan in 2006 for a total of $995,000. The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets.  As previously disclosed in our financial statements for the year ended December 31, 2005, Monarch expects to pay approximately $1,360,000 for benefits under this plan in 2006.  As of September 30, 2006, we have contributed about $1,080,000 and anticipate contributing an additional $280,000 to this plan in 2006 for a total of $1,360,000.

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

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q report filed with the Securities and Exchange Commission, constitute "forward-looking statements".  Except for historical information, the statements made in this report are forward-looking statements that involve risks and uncertainties.  You can identify these statements by forward-looking words such as "should", "expect", "anticipate", "believe", "intend", "may", "hope", "forecast" or similar words.  In particular, statements with respect to variations in future demand for our products in our market area, the timing, scope, cost and benefits of our proposed and recently completed capital improvements and expansion plans, including the resulting increase in production capacity, our forecasted cement sales, the timing and source of funds for the repayment of our line of credit, the adequacy of earnings to support the payment of dividends, and our anticipated increase in solid fuels and electricity required to operate our facilities and equipment are all forward-looking statements.  You should be aware that forward-looking statements involve known and unknown risks, uncertainties, and other factors that may affect the actual results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others:

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

    Operating results for the first nine months vary considerably from year-to-year.  Sales and the resulting income (loss) are significantly affected by the length and severity of winter weather and the corresponding slowdown in construction activity.  Cement and ready-mixed concrete sales for the first nine months of 2006 benefited from a shorter period of cold, wet weather in our markets.  Volume increases made possible by the favorable weather conditions, combined with increases in price, resulted in a substantial improvement in net income.  Price increases play a key role in helping us keep pace with increases in the cost of labor, raw materials, and transportation and the expense of maintaining state-of-the-art equipment in our capital intensive industry.  The higher sales volumes resulted in better utilization of our equipment also contributing to the improvement in operating profits.  However, during the third quarter, we began to experience the economic effects of the higher interest rates, oil prices, and inflation.  The reduction in economic growth caused by these factors resulted in slightly lower sales volumes for the quarter.  We remain optimistic that Monarch will be able to maintain much of the gain made to date over 2005 through the end of the year.

RESULTS OF OPERATIONS - THIRD QUARTER OF 2006 COMPARED TO THIRD QUARTER OF 2005

    Consolidated net sales for the three months ended September 30, 2006, increased by $2.3 million when compared to the three months ended September 30, 2005.  Sales in our Cement Business were higher by $1.1 million and sales in our Ready-Mixed Concrete Business were higher by $1.2 million.  Cement Business sales decreased $.4 million due to decreased volume sold and increased $1.5 million due to price increases.  Sales in the Ready-Mixed Concrete Business decreased $.1 million due to decreased volume and increased $1.3 million due to price increases.

    Consolidated cost of sales for the three months ended September 30, 2006, increased by $2.2 million when compared to the three months ended September 30, 2005.  Cost of sales in our Cement Business remained virtually the same and cost of sales in our Ready-Mixed Concrete Business was higher by $2.2 million. Cement Business cost of sales decreased about $.3 million due to the 2.1% decrease in volume sold which was completely offset due to an increase in depreciation for new equipment coming online. Ready-Mixed Concrete Business cost of sales increased due to a combination of raw material price increases and the decreased volume sold.  Raw materials, including cement, rock, sand and sundry building materials purchased for resale, increased in price by $1.2 million or an average of 11.0% due in large part to higher energy prices.  The remaining increase of $1.0 million is due primarily to fringe benefit cost increases.

    As a result of the above sales and cost of sales factors, our overall gross profit rate for the three months ended September 30, 2006 was 24.3% versus 25.4% for the three months ended September 30, 2005.

    Selling, general, and administrative expenses increased by 17.4% during the third quarter of 2006 compared to the third quarter of 2005.  These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.   This increase is primarily due to expenses related to pending litigation and Sarbanes Oxley compliance efforts.

    Other, net increased approximately $.3 million during the third quarter of 2006 as compared to the third quarter of 2005.  The increase was not due to any one significant activity.

    The effective tax rates for the three months ended September 30, 2006 and 2005 were 29.2% and 32.0%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, minority interest in consolidated income and valuation allowance.  Taxes for the current year are estimated based on prior year effective tax rates.

RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 2006 COMPARED TO THE FIRST NINE MONTHS OF 2005

    Consolidated net sales for the nine months ended September 30, 2006, increased by $15.3 million when compared to the nine months ended September 30, 2005.  Sales in our Cement Business were higher by $7.0 million and sales in our Ready-Mixed Concrete Business were higher by $8.3 million.  Cement Business sales increased $2.1 million due to increased volume sold and $4.9 million due to price increases.  Sales in the Ready-Mixed Concrete Business increased $3.6 million due to increased volume primarily attributed to construction contracts and increased $4.7 million due to price increases primarily in sales of ready-mixed concrete.

    Consolidated cost of sales for the nine months ended September 30, 2006, increased by $8.4 million when compared to the nine months ended September 30, 2005.  Cost of sales in our Cement Business was higher by $1.7 million and cost of sales in our Ready-Mixed Concrete Business was higher by $6.7 million. Cement Business cost of sales increased $1.4 million due to the 4.5% increase in volume sold. The remaining $.3 million increase is due to an increase in depreciation for new equipment coming online. Ready-Mixed Concrete Business cost of sales increased due to a combination of raw material price increases and increases in volume sold.  Raw materials, including cement, rock, sand and sundry building materials purchased for resale, increased in price by $2.8 million or an average of 11.0% due in large part to higher energy prices.  The remaining increase of $3.9 million is due to the 6.4% increase in volume.

    As a result of the above sales and cost of sales factors, our overall gross profit rate for the nine months ended September 30, 2006 was 22.8% versus 19.6% for the nine months ended September 30, 2005.

    Selling, general, and administrative expenses increased by 14.2% during the first nine months of 2006 compared to the first nine months of 2005.  These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.  This increase is primarily due to an increase in legal and professional fees due to pending litigation and Sarbanes Oxley compliance work. Payroll also increased during the first nine months of 2006 as compared to the first nine months of 2005 due to an increase in management personnel responsible for construction projects. Early in the first quarter of 2005, the departure of management personnel responsible for construction projects reduced our administrative costs. These personnel have been replaced.

    Other, net increased approximately $.1 million for the first nine months of 2006 as compared to the first nine months of 2005 primarily due to an increase in net oil property income and a decrease in the amount of gain realized on the sale of other equity investments.

    The effective tax rates for the nine months ended September 30, 2006 and 2005 were 30.1% and 32.3%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, minority interest in consolidated income and valuation allowance.  Taxes for the current year are estimated based on prior year effective tax rates.

 LIQUIDITY

    We are able to meet our cash needs primarily from a combination of operations and bank loans.  Cash decreased during the first nine months of 2006 primarily due to increases in receivables and inventories, the purchase of equipment and the payment of dividends.

    In December 2005, we renewed our line of credit with our current lender.  Our current unsecured credit commitment consists of a $25 million advancing term loan maturing December 31, 2009 and a $10 million line of credit maturing December 31, 2006.  The term loan bears a floating interest rate based on JP Morgan Chase prime rate less .75% and the line of credit bears a floating interest rate based on lender's national prime rate less 1.00%.  The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the first nine months of 2006.  As of September 30, 2006, we had borrowed $21.9 million on the advancing term loan and $9.8 million on the line of credit leaving a balance available on the line of credit of $.2 million. The annual weighted average interest rate we paid on the advancing term loan during the third quarter of 2006 and 2005 was 7.5% and 5.7%, respectively, and for the first nine months of 2006 and 2005 was 7.1% and 5.2%, respectively.  The annual weighted average interest rate we paid on the line of credit during the third quarter of 2006 and 2005 was 7.25% and 5.4%, respectively, and for the first nine months of 2006 and 2005 was 6.9% and 4.9%, respectively.  As of September 30, 2006, the applicable interest rate was 7.5% on the advancing term loan and 7.3% on the line of credit. The advancing term loan was used to help finance the expansion project at our cement manufacturing facility.  The line of credit was used to cover operating expenses during the first six months of the year when we build inventory due to the seasonality of our business and for capital expenditures.  We anticipate that the line of credit maturing December 31, 2006 will be paid using funds from operations or replacement bank financing.  Our board of directors has given management the authority to borrow an additional $15 million for a maximum of $50 million.

    The Company completed the conversion of one of its two preheater kilns to a precalciner kiln in 2001.  The Company completed the conversion of our remaining preheater kiln to a precalciner kiln during the first quarter of 2006 at a total cost of approximately $17.0 million.  The conversion of this kiln should increase our production capacity by approximately 200,000 tons per year.  Although we had to shut down this kiln for about six weeks during the conversion, we are projecting a 15% increase in total clinker production for the year 2006 as compared to 2005 due to the increased kiln capacity after the conversion.  This kiln was also shut down approximately six weeks during early 2005 for the cooler installation.  We began depreciating the precalciner equipment and related installation costs in the second quarter of 2006.

    The Company is in the process of expanding its corporate office.  Completion is anticipated in the fourth quarter of 2006 at a total cost of approximately $3.4 million.  As of the end of the third quarter of 2006, we had spent approximately $3.0 million on this expansion.  We have not started depreciating this addition.

    Other projects, including changes to our quarrying and grinding operation to supply the raw materials required by the increased kiln capacity, improvements to our fuel handling system, and installation of an overland conveyor system to improve efficiencies in moving raw materials, are currently under consideration.  Although we anticipate an increase in capital expenditures during 2006, we do not anticipate the need for additional bank financing other than that available under existing lines of credit.

    For several years the Company has paid a $.20 per share dividend in January, March, June and September.  Beginning with the April 2006 Board of Directors meeting, the Board elected to increase these dividends to $.21 per share.  Although dividends are declared at the Board's discretion, we project future earnings will support the continued payment of dividends at the current level.

FINANCIAL CONDITION

    Total assets as of September 30, 2006 were $161.3 million, an increase of $17.3 million since December 31, 2005 due to increases in receivables and inventories of approximately $6.2 million and $5.4 million, respectively.  These variations are common during the first nine months of the year due to the seasonality of our business (see Seasonality below).  Property, plant and equipment increased $9.2 million primarily due to the installation of the precalciner during the first nine months of 2006.  Cash and Cash equivalents decreased $2.1 million primarily due to increases in receivables and inventories, the purchase of equipment and the payment of dividends. Investments decreased approximately $1.0 million as a result of  a decrease in unrealized gains during the first nine months of 2006.

    Indebtedness increased about $8.3 million during the first nine months of 2006 primarily due to capital expenditures of about $18.6 million and funding the increase in receivables and inventories of about $6.2 million and $5.4 million, respectively.

CAPITAL RESOURCES

    The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Capital expenditures during the first nine months of 2006 included completion of the installation of a precalciner and work towards the expansion and remodeling of our corporate offices.  We also invested in routine equipment purchases during the first nine months of 2006, primarily in the Ready-Mixed Concrete Business. During the first nine months of 2006, cash expenditures for property, plant and equipment totaled approximately $18.6 million, excluding the amounts that are included in accounts payable.  Other routine equipment purchases are also planned during the remainder of 2006.

    The Company plans to complete the office addition in the fourth quarter of 2006.  In addition, preliminary plans under consideration for 2006 include changes to our quarrying and grinding operation to supply the raw materials required by the increased kiln capacity.  We do not anticipate the need for additional bank financing beyond the amount available through our existing line of credit.

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

     In September 2006, the Financial Accounting Standards Board (FASB) issued Standard No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)". The most significant change is the requirement for companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It is effective for fiscal years ending after December 15, 2006.  The Company has not yet determined the exact amount that this new pronouncement would impact the Company's Consolidated Balance Sheet and Statement of Stockholders' Investment. However, the Company anticipates that it will be required to record additional liabilities for both its pension and other benefits plans.  These additional liabilities will result in a reduction in stockholders' investment due to a change to accumulated other comprehensive income.  Notes 6 and 7 in the 2005 Annual Report provide information regarding the funded status of the plans.

     In March 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47)". FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability's fair value can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective for fiscal years ending after December 15, 2005.  The Company will adopt the new requirements at the end of its fiscal fourth quarter of 2006.  The Company is in the process of determining the impact of adoption on the Company's consolidated financial statements and currently estimates that the only impact will be an additional disclosure in the Notes to the Condensed Consolidated Financial Statement.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

    The Company owns $12.5 million of equity securities, primarily publicly traded entities, as of September 30, 2006.  These investments are not hedged and are exposed to the risk of changing market prices.  The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period.  Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations.  An immediate 10% change in the market price of our equity securities would have a $.8 million effect on comprehensive income.

    The Company also has $31.6 million of bank loans as of September 30, 2006.  Interest rates on the Company's advancing term loan and line of credit are variable and are based on the JP Morgan Chase prime rate less .75% and lender's national prime rate less 1.00%, respectively.

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

    There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION

Item 1.       Legal Proceedings

    The Company and its subsidiary, Tulsa Dynaspan, Inc. ("TDI"), are involved in litigation with David G. Markle ("Markle"), a former director, president and employee of TDI, Richard L. Evilsizer, a former officer and employee of TDI and certain other former employees and companies controlled by one or more of such persons (collectively the "Markle Parties").  Markle and Mr. Evilsizer are also minority shareholders in TDI.  In the litigation TDI is seeking damages based on allegations that one or more of the Markle Parties have (1) breached their fiduciary duty to TDI, (2) violated noncompete agreements, (3) improperly used TDI computers in violation of the Federal Computer Fraud and Abuse Act, (4) improperly used TDI trade secrets and other proprietary information and (5) made defamatory and disparaging statements about TDI. Markle and Mr. Evilsizer have alleged that the Company, as the majority shareholder of TDI, has breached its duty to them as minority shareholders.  Certain of the Markle Parties have made claims against three directors of TDI who are also officers of Monarch and a former officer of Monarch, as well as derivative claims against TDI.  The litigation also involves a declaratory judgment as to whether TDI or Markle owns an alleged invention for a method for the construction of parking garages.

    Two actions have been filed in this litigation.  One was filed on December 28, 2004, in the District Court for Tulsa County, Oklahoma by Markle against TDI and the Company (the "State Court Action") .  The other was filed by TDI against the Markle Parties on April 27, 2005, in the United States District Court for the Northern District of Oklahoma, but that litigation has been stayed pending judgment in the state court action.  All of the Markle Parties are now parties in the State Court Action.  This litigation is in the discovery stage and no trial date has been set.  The Company and TDI believe that all claims made by the Markle Parties are without merit and intend to vigorously defend such claims.  TDI intends to vigorously pursue its claims against the Markle Parties for damages, as well as its ownership of the alleged invention.  On April 25, 2006, the District Court partially sustained motions to dismiss filed by Monarch and the directors. A motion for reconsideration by the Plaintiffs has been denied. Plaintiffs filed a Fourth Amended Petition on August 22, 2006. A motion to dismiss is currently pending. No assurances can be given as to the outcome of this litigation.

Item 6.       Exhibits

31.1  Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2  Certificate of the Chief Financial Officer pursuant to Section 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934.

32.1  18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated November 14, 2006.

32.2  18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated November 14, 2006.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company
                                                                                                (Registrant)

Date      November 14, 2006                                    /s/ Walter H. Wulf, Jr.

Walter H. Wulf, Jr.
                                                                                President and
                                                                                Chairman of the Board

Date      November 14, 2006                                    /s/ Debra P. Roe

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

31.2                            Certificate of the Chief Financial Officer pursuant
                                            to Section 13a-14(a)/15d-14(a) of the
                                            Securities Exchange Act of 1934.

32.1                           18 U.S.C. Section 1350 Certificate of the President
                                            and Chairman of the Board dated November 14, 2006.

32.2                           18 U.S.C. Section 1350 Certificate of the
                                            Chief Financial Officer dated November 14, 2006.