Form 10-K
period 2006-12-31
MONARCH CEMENT CO
filed 2007-03-15
CIK 67517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006, or
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
Yes X No____
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer ____ Accelerated filer X Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes __ No X
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask prices of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter was $81,235,091.
As of March 2, 2007, the registrant had outstanding 2,490,520 shares of Capital Stock, par value $2.50 per share, and 1,536,438 shares of Class B Capital Stock, par value $2.50 per share.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) the registrant's annual report to stockholders for the year ended December 31, 2006 - Parts I, II and IV of Form 10-K and (2) the registrant's definitive proxy statement prepared in connection with the annual meeting of stockholders to be held on April 11, 2007 - Parts II and III of Form 10-K.

PART I

ITEM 1.     BUSINESS

Reference is hereby made to pages 1, 2, 28 and 29 of The Monarch Cement Company's 2006 annual report to stockholders (filed herewith as Exhibit 13) for a description of the Company's business, including information regarding lines of business.  Such information is hereby incorporated herein by reference.  In addition, we submit the following information:

                The Company did not introduce any new products nor begin to do business in a new industry segment during 2006.

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

It is necessary for the Company to invest a significant portion of its working capital in inventories.  At December 31, 2006 the Company had inventories as follows:

Cement	$ 3,988,211
Work in process	2,753,095
Building products	3,693,636
Fuel, gypsum and other materials	3,465,194
Operating and maintenance supplies	8,677,942
Total	$ 22,578,078

The Company is heavily dependent upon the construction industry and is directly affected by the level of activity in that industry.  However, no customer accounted for 10% or more of the Company's consolidated net revenue during 2006, 2005 or 2004.

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

At December 31, 2006, the Company and its subsidiaries employed approximately 605 employees including 470 hourly employees and 135 salaried employees, which included plant supervisory personnel, sales and executive staff.  Of the 605 total employees, approximately 39% are union employees and approximately 47% of those union employees (18% of our total employees) are covered by a contract that expires in 2007. The Company believes it has a good working relationship with its employees and has been successful in negotiating multiyear union contracts without work stoppages.

All of the Company's operations and sales are in one geographic area consisting primarily of the State of Kansas, the State of Iowa, southeast Nebraska, western Missouri, northwest Arkansas and northern Oklahoma.

The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed with or furnished to the Securities and Exchange Commission, are available free of charge through the "SEC Filings" link of the Company's website, http://www.monarchcement.com, as soon as reasonably practicable after filing with or furnished to the SEC.

ITEM 1A.  RISK FACTORS

Reference is hereby made to page 9 of The Monarch Cement Company's 2006 annual report to stockholders (filed herewith as Exhibit 13) for a description of the Company's market risk. Such information is hereby incorporated herein by reference.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

2.

ITEM 2.     PROPERTIES

The Company's corporate offices and cement plant, including equipment and raw materials are located at Humboldt, Kansas, approximately 110 miles southwest of Kansas City, Missouri.  The Company owns approximately 5,000 acres of land on which the Humboldt plant, offices and all essential raw materials are located.  Construction completed in 2006 increased our plant's capacity allowing us to produce in excess of one million tons of cement per year. Producing at that level, raw material reserves are estimated to be sufficient to maintain operations at this plant for more than 50 years. The Company believes that this plant and equipment are suitable and adequate for its current level of operations and provides for increases in market demand. Reference is hereby made to page 8 of the Company's 2006 annual report to stockholders (filed herewith as Exhibit 13) for a description of the Company's capital resources and improvements under consideration.  Such information is hereby incorporated herein by reference.

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

ITEM 3.     LEGAL PROCEEDINGS

The Company and Tulsa Dynaspan, Inc. ("TDI") a subsidiary of the Company, are defendants in a case brought by David Markle, Richard Evilsizer, and five other named plaintiffs, filed in the District Court of Tulsa County, Oklahoma, on December 29, 2004 and amended on January 19, 2005, January 6, 2006, August 18, 2006, and January 12, 2007.  Prior to the August 18, 2006 amendment, Plaintiffs dismissed claims they had previously asserted for defamation and various business torts, derivative claims brought on behalf of the Company, and claims to ownership of an invention relating to parking garage construction.  Markle and Evilsizer remain as Plaintiffs; the five other original Plaintiffs remain in the action only as counterclaim defendants.  Plaintiffs seek an award of actual and exemplary damages from the Company, one of its directors and four of TDI's directors for alleged breach of fiduciary duties owed to TDI, based upon derivative and breach of contract claims.  The Company has asserted a counterclaim based upon breach of contract against Markle and TDI has asserted counterclaims based upon breach of fiduciary duty, misappropriation, violations of the Computer Fraud and Abuse Act and the Oklahoma Trade Secrets Act, unjust enrichment, and various business torts against all of the original plaintiffs.  Plaintiffs also seek an order from the Court that the Company purchase Plaintiffs' shares of TDI stock for fair value. The Company and TDI intend to vigorously defend this case.  Motions to dismiss were filed on behalf of the Company, its director, and TDI's directors. As a result, the Company was dismissed from the derivative claim. No assurances can be given as to the outcome of this litigation.

3.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2006.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 10 and 11 of the Company's 2006 annual report to stockholders.  In addition we submit the following information:

The Company's Board of Directors is responsible for determining the amount and timing of dividend payments.  For several years the Company paid a $.20 per share dividend in January, March, June and September.  Beginning with the April 2006 Board of Directors meeting, the Board elected to increase these dividends to $.21 per share. All dividends are discretionary and are based on past financial performance and availability of funds.  The Company is not restricted regarding payment of dividends, but does have a financial covenant related to net worth.

The Company does not have any compensation plans or individual compensation arrangements under which equity securities of the registrant are authorized for issuance to employees or non-employees.

The Company did not sell any of its equity securities during 2006 and the Company did not repurchase any of its equity securities during the fourth quarter of 2006.

ITEM 6.     SELECTED FINANCIAL DATA

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 1 of the Company's 2006 annual report to stockholders.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 2 through 9 of the Company's 2006 annual report to stockholders. In addition we submit the following information:

4.

The Company does not have any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including equity investment prices. The Company has $15,275,669 of equity securities as of December 31, 2006.  These investments are not hedged and are exposed to the risk of changing market prices.  The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period.  Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have an $917,000 effect on comprehensive income.

                 The Company also has $27,823,260 of bank loans as of December 31, 2006.  Interest rates on the Company's advancing term loan are variable and are based on the JP Morgan Chase prime rate less .75%. Interest rates on the Company's line of credit are variable and are based on the lender's national prime rate less 1.00%.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 15 through 30 of the Company's 2006 annual report to stockholders.

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

5.

                 Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 12 through 14 of the Company's 2006 annual report to stockholders. In addition, we submit the following information:

                 There has been no change in our Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

There was no information required to be disclosed, but not reported, in a report on Form 8‑K during the fourth quarter of 2006.

PART III

ITEM 10.   DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 2 through 6, 13 and 14 of the Company's definitive proxy statement prepared in connection with its 2007 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission. In addition we submit the following information:

The Company has adopted an Ethics Policy for directors, corporate officers and corporate staff employees including, our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.  This Ethics Code is posted on our internet website (http://www.monarchcement.com) under "About Us, Ethics Policy" and is available for your examination.  Any substantive amendment to, or waiver from, a provision of this Code that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions will be disclosed in a report on Form 8-K.

ITEM 11.   EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 8 through 12 of the Company's definitive proxy statement prepared in connection with its 2007 annual meeting of stockholders pursuant to regulation 14A and previously filed with the Commission.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 7 and 8 of the Company's definitive proxy statement prepared in connection with its 2007 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.  In addition we submit the following information:

6.

The Company does not have any compensation plans or individual compensation arrangements under which equity securities of the registrant are authorized for issuance to employees or non-employees.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 2 and 9 of the Company's definitive proxy statement prepared in connection with its 2007 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

                 Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 12 and 13 of the Company's definitive proxy statement prepared in connection with its 2007 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                 FINANCIAL STATEMENTS

The report of Independent Public Accountants‑‑BKD, LLP; the Consolidated Balance Sheets‑‑December 31, 2006 and 2005; the Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004; the Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004; the Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 2006, 2005 and 2004; the Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004; and the Notes to Consolidated Financial Statements are incorporated by reference in Item 8 to this report from the Company's 2006 annual report to stockholders on pages 15 through 30.

SUPPORTING SCHEDULES

Schedule II ‑‑ Valuation and Qualifying Accounts

EXHIBITS

3(i)         Articles of Incorporation.  (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0‑2757) as Exhibit 3(i) and incorporated herein by reference.)

7.

3(ii)         By‑laws.  (Filed with the Company's Current Report on Form 8-K dated April 12, 2006 (File No. 0-2757) as Exhibit 3(ii) and incorporated herein by reference.)

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

10.1(d)   Fourth amendment to agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch Cement Company as amended by first amendment dated December 31, 2002, second amendment dated December 31, 2003 and third amendment dated December 31, 2004. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-2757) as Exhibit 10.1(d) and incorporated herein by reference.)

10.1(e)   Fifth amendment to agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch Cement Company as amended by first amendment dated December 31, 2002, second amendment dated December 31, 2003, third amendment dated December 31, 2004 and fourth amendment dated January 1, 2006.

13           2006 Annual Report to Stockholders.

21           Subsidiaries of the Registrant.

31.1        Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2        Certificate of the Chief Financial Officer pursuant to Section 13a‑14(a)/15d-14(a) of the Securities Exchange Act of 1934.

8.

32.1        18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated March 15, 2007.

32.2        18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated March 15, 2007.

9.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MONARCH CEMENT COMPANY
(Registrant)

By:     /s/ Walter H. Wulf, Jr.
   Walter H. Wulf, Jr.
   President

Date:       March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jack R. Callahan Jack R. Callahan Director	By: /s/ Gayle C. McMillen Gayle C. McMillen Director
Date: March 15, 2007	Date: March 15, 2007

By: /s/ Ronald E. Callaway Ronald E. Callaway Director	By: /s/ Byron K. Radcliff Byron K. Radcliff Director
Date: March 15, 2007	Date: March 15, 2007

By: /s/ David L. Deffner David L. Deffner Director	By: /s/ Walter H. Wulf, Jr. Walter H. Wulf, Jr. President, Principal Executive Officer and Director
Date: March 15, 2007	Date: March 15, 2007

By: /s/ Robert M. Kissick Robert M. Kissick Director	By: /s/ Debra P. Roe Debra P. Roe, CPA Chief Financial Officer
Date: March 15, 2007	Date: March 15, 2007

10.

BKD LLP

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

Audit Committee, Board of Directors and Stockholders
The Monarch Cement Company
Humbolt, Kansas

In connection with our audit of the consolidated financial statements of The Monarch Cement Company for each of the three years in the period ended December 31, 2006, we have also audited the following financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic financial statements. The schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the consolidated financial statements.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

BKD, LLP

Kansas City, Missouri
March 12, 2007

Twelve Wyandotte Plaza 120 West 12th Street, Suite 1200 Kansas City, MO 64105-1936 816 221-6300 Fax 816-221-6380

Beyond Your Numbers

bkd.com

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

SCHEDULE II ‑‑ VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2006

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deduction from Reserves (1)	Balance at End of Period
FOR THE YEAR ENDED DECEMBER 31, 2006: Reserve for doubtful accounts	$ 602,000	$ 277,000	$ 238,000	$ 641,000

FOR THE YEAR ENDED DECEMBER 31, 2005: Reserve for doubtful accounts	$ 727,000	$ (23,000)	$ 102,000	$ 602,000

FOR THE YEAR ENDED DECEMBER 31, 2004: Reserve for doubtful accounts	$ 591,000	$ 146,000	$ 10,000	$ 727,000

     (1) Writeoff of uncollectible accounts, net of collections on accounts previously written off.

 12.

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

                         3(ii)             By‑laws.  (Filed with the Company's Current Report on Form 8-K dated April 12, 2006 (File No. 0-2757) as Exhibit 3(ii) and incorporated herein by reference.)

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
                                                incorporated herein by reference.)

                        10.1(d)        Fourth amendment to agreement dated January 1, 2001, between the
                                                Bank of Oklahoma N.A. and The Monarch Cement Company
                                                as amended by first amendment dated December 31, 2002,
                                                second amendment dated December 31, 2003 and third amendment dated December 31, 2004. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-2757)
                                                as Exhibit 10.1(d) and incorporated herein by reference.)

                       10.1(e)         Fifth amendment to agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch Cement Company as amended by first amendment dated December 31, 2002, second amendment dated December 31, 2003, third amendment dated December 31, 2004 and fourth amendment dated January 1, 2006.

                        13                2006 Annual Report to Stockholders.

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
                                                of the Board dated March 15, 2007.

                        32.2             18 U.S.C. Section 1350 Certificate of the Chief Financial Officer
                                                dated March 15, 2007.