Form 10-Q
period 2007-03-31
MONARCH CEMENT CO
filed 2007-05-10
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
             For the quarterly period ended March 31, 2007, or

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
Large accelerated filer           Accelerated filer   X     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES           NO   X

As of April 26, 2007, there were 2,493,602 shares of Capital Stock, par value $2.50 per share outstanding and 1,533,356 shares of Class B Capital Stock, par value $2.50 per share outstanding.

PART I  -  FINANCIAL INFORMATION

The condensed consolidated financial statements included in this report have been prepared by our Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Our Company believes that the disclosures are adequate to make the information presented not misleading.  The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented.  Those adjustments consist only of normal, recurring adjustments.  The condensed consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Company's most recent annual report on Form 10‑K for 2006 filed with the Securities and Exchange Commission.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Item 1.       Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006
ASSETS	2 0 0 7	2 0 0 6
CURRENT ASSETS:	(Unaudited)	(Unaudited)
Cash and cash equivalents	$ 2,707,390	$ 2,410,623
Receivables, less allowances of $651,000 in 2007 and
$641,000 in 2006 for doubtful accounts	15,517,959	14,795,481
Inventories, priced at cost which is not in excess of market-
Finished cement	$ 7,442,184	$ 3,988,211
Work in process	3,227,147	2,753,095
Building products	3,957,740	3,693,636
Fuel, gypsum, paper sacks and other	3,917,734	3,465,194
Operating and maintenance supplies	9,310,979	8,677,942
Total inventories	$ 27,855,784	$ 22,578,078
Refundable federal and state income taxes	464,574	739,574
Deferred income taxes	670,000	670,000
Prepaid expenses	734,249	284,599
Total current assets	$ 47,949,956	$ 41,478,355
PROPERTY, PLANT AND EQUIPMENT, at cost, less
accumulated depreciation and depletion of $133,464,194
in 2007 and $131,120,295 in 2006	93,608,256	95,112,389
DEFERRED INCOME TAXES	9,528,442	9,692,000
INVESTMENTS	15,378,368	15,275,669
OTHER ASSETS	889,592	945,429
	$167,354,614	$ 162,503,842
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$ 7,486,586	$ 5,579,416
Line of credit payable	9,845,406	6,397,667
Current portion of advancing term loan	2,061,167	2,027,377
Accrued liabilities	4,728,372	6,102,002
Total current liabilities	$ 24,121,531	$ 20,106,462
LONG-TERM DEBT	19,469,249	20,055,010
ACCRUED POSTRETIREMENT BENEFITS	25,745,000	25,322,665
ACCRUED PENSION EXPENSE	4,177,522	4,040,213
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	1,008,703	1,023,116
STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued 2,492,302 shares
at 3/31/2007 and 2,488,285 shares at 12/31/2006	$ 6,230,755	$ 6,220,713
Class B capital stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-
share basis - Authorized 10,000,000 shares, Issued 1,534,656
shares at 3/31/2007 and 1,538,673 shares at 12/31/2006	3,836,640	3,846,682
Retained earnings	87,428,176	86,797,943
Accumulated other comprehensive income (loss)	(4,662,962)	(4,908,962)
Total stockholders' investment	$ 92,832,609	$ 91,956,376
	$ 167,354,614	$ 162,503,842
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

	2007	2006
NET SALES	$24,212,360	$31,211,502
COST OF SALES	20,477,880	26,363,956
Gross profit from operations	$ 3,734,480	$ 4,847,546
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,848,438	3,433,546
Income (loss) from operations	$ (113,958)	$ 1,414,000
OTHER INCOME (EXPENSE):
Interest income	$ 65,888	$ 78,862
Interest expense	(475,670)	(193,164)
Other, net	1,428,973	157,570
	$ 1,019,191	$ 43,268

Income before taxes on income	$ 905,233	$ 1,457,268
PROVISION FOR INCOME TAXES	275,000	450,000

NET INCOME	$ 630,233	$ 1,007,268

RETAINED EARNINGS, beginning of period	86,797,943	76,965,363

RETAINED EARNINGS, end of period	$87,428,176	$77,972,631
Basic earnings per share	$ 0.16	$ 0.25

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

	2007	2006
NET INCOME	$ 630,233	$ 1,007,268
UNREALIZED APPRECIATION
ON AVAILABLE FOR SALE SECURITIES
(Net of deferred tax expense of $648,000
and $1,415,000 for 2007 and 2006, respectively)	972,000	2,120,000

RECLASSIFICATION ADJUSTMENT FOR
REALIZED GAINS INCLUDED IN
NET INCOME (net of deferred tax expense
of $484,000 and $-0- for 2007 and 2006, respectively)	(726,000)	-
COMPREHENSIVE INCOME	$ 876,233	$ 3,127,268

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)
	2007	2006
OPERATING ACTIVITIES:
Net income	$ 630,233	$ 1,007,268
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	2,853,402	2,364,101
Minority interest in earnings (losses) of subsidiaries	(14,413)	(68,072)
Deferred income taxes	(443)	788
Gain on disposal of assets	(13,652)	(103,236)
Realized gain on sale of equity investments	(1,209,318)	-
Change in assets and liabilities:
Receivables, net	(722,478)	(735,474)
Inventories	(5,277,706)	(4,153,002)
Refundable income taxes	275,000	-
Prepaid expenses	(449,650)	(495,137)
Other assets	5,557	4,856
Accounts payable and accrued liabilities	2,020,509	3,163,428
Accrued postretirement benefits	422,335	456,901
Accrued pension expense	137,309	24,252
Net cash provided by (used for) operating activities	$ (1,343,315)	$ 1,466,673

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$ (1,099,734)	$ (8,169,137)
Proceeds from disposals of property, plant and equipment	18,750	139,000
Payment for purchases of equity investments	(286,673)	(18,116)
Proceeds from disposals of equity investments	1,803,293	-
Decrease in short-term investments, net	-	1,500,000
Purchases of subsidiaries' stock	-	(118,116)
Net cash provided by (used for) investing activities	$ 435,636	$ (6,666,369)

FINANCING ACTIVITIES:
Increase in line of credit, net	$ 3,447,740	$ 5,175,304
Payments on bank loans	(498,170)	(470,027)
Payments on other long-term debt	(53,802)	(50,728)
Cash dividends paid	(1,691,322)	(1,610,783)
Net cash provided by financing activities	$ 1,204,446	$ 3,043,766

Net increase (decrease) in cash and cash equivalents	$ 296,767	$ (2,155,930)
Cash and Cash Equivalents, beginning of year	2,410,623	4,895,561
Cash and Cash Equivalents, end of period	$ 2,707,390	$ 2,739,631

Interest paid, net of amount capitalized	$ 467,226	$ 182,898
Income taxes paid, net of refunds	$ -	$ 242,547
Capital equipment additions included in accounts payable	$ 365,881	$ 3,602,952
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006 (Unaudited), and December 31, 2006

  For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10‑K.

  Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.  The weighted average number of shares outstanding was 4,026,958 in the first quarter of 2007 and 2006.  The Company has no common stock equivalents and therefore, does not report diluted earnings per share.

  Our Company groups its operations into two lines of business - Cement Business and Ready-Mixed Concrete Business.  The "Cement  Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products and sundry building materials business.  Following is condensed information for each line for the periods ended March 31, 2007 and 2006 and December 31, 2006 (in thousands):

	Three Months Ended
	3/31/07	3/31/06
Sales to Unaffiliated Customers
Cement Business	$ 9,740	$ 10,973
Ready-Mixed Concrete Business	14,472	20,238
Intersegment Sales
Cement Business	2,351	3,144
Ready-Mixed Concrete Business	-	-
Operating Income (Loss)
Cement Business	705	1,540
Ready-Mixed Concrete Business	(819)	(126)
Capital Expenditures
Cement Business	918	9,050
Ready-Mixed Concrete Business	386	684

	Balance as of
	3/31/07	12/31/06
Identifiable Assets
Cement Business	$ 101,620	$ 98,343
Ready-Mixed Concrete Business	36,096	34,428
Corporate Assets	29,638	29,733

  The following table presents the components of net periodic costs as of March 31, 2007 and 2006:
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$ 102,682	$ 183,053	$ 130,830	$ 127,076
Interest cost	319,606	600,449	411,728	399,913
Expected return on plan assets	(353,829)	(669,031)	-	-
Amortization of prior service cost	14,019	26,823	-	-
Recognized net actuarial gain	42,876	35,035	-	-
Unrecognized net loss	-	-	206,040	200,127
Net periodic expense	$ 125,354	$ 176,329	$ 748,598	$ 727,116

As previously disclosed in our financial statements for the year ended December 31, 2006, Monarch expects to contribute approximately $571,000 to the pension fund in the last three quarters of 2007.  The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets.  As previously disclosed in our financial statements for the year ended December 31, 2006, Monarch expects to contribute approximately $1,400,000 to this plan in 2007.  As of March 31, 2007, we have contributed about $325,000 and anticipate contributing an additional $1,075,000 to this plan in 2007 for a total of $1,400,000.

  A Monarch subsidiary, Monarch and three of its officers are involved in a lawsuit with the former officers of that subsidiary and companies formed by those officers.  All claims against Monarch, its subsidiary and officers have been dismissed by the court; on the counterclaims asserted by Monarch and the subsidiary, summary judgment has been granted against the former officers with damages still to be determined.

  The Company adopted the provisions of  the Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48").  FIN 48 clarifies the application of Statement 109 by defining a recognition threshold of "more likely than not" that the position would be sustained upon examination before any part of the benefit of that position be recognized in an enterprise's financial statements. It also provides guidance on the measurement of the tax position. The adoption of FIN 48 had no material effect on the Company's financial position, operations or cash flows.

  The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2003.

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

RESULTS OF OPERATIONS - CRITICAL ACCOUNTING POLICIES

    Reference is made to the Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Policies incorporated herein by reference to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006 for accounting policies which are considered by management to be critical to an understanding of the Company's financial statements.

     The Company adopted the provisions of  the Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48").  FIN 48 clarifies the application of Statement 109 by defining a recognition threshold of "more likely than not" that the position would be sustained upon examination before any part of the benefit of that position be recognized in an enterprise's financial statements. It also provides guidance on the measurement of the tax position. The adoption of FIN 48 had no material effect on the Company's financial position, operations or cash flows.

    The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2003.

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

    Operating results for the first quarter vary considerably from year-to-year.  Sales and the resulting income (loss) are significantly affected by the length and severity of winter weather and the corresponding slowdown in construction activity.  Cement and ready-mixed concrete sales for the first quarter of 2007 were impacted by a longer period of cold weather as compared to 2006.  Volume decreases resulting from unfavorable weather conditions, partially offset by increases in price, resulted in a decrease in net income. We anticipate sales in both the Cement Business and Ready-Mixed Concrete Business will improve during the balance of 2007.

RESULTS OF OPERATIONS - FIRST QUARTER OF 2007 COMPARED TO FIRST QUARTER OF 2006

    Consolidated net sales for the three months ended March 31, 2007, decreased by $7.0 million when compared to the three months ended March 31, 2006.  Sales in our Cement Business were lower by $1.2 million and sales in our Ready-Mixed Concrete Business were lower by $5.8 million.  Cement Business sales decreased $2.1 million due to decreased volume sold and increased $.9 million due to price increases.  Ready-mixed concrete sales and other sundry building materials decreased $6.3 million as a result of decreased volume which was partially offset by a $.5 million increase due to price increases.

    Consolidated cost of sales for the three months ended March 31, 2007, decreased by $5.9 million when compared to the three months ended March 31, 2006.  Cost of sales in our Cement Business was lower by $.8 million and cost of sales in our Ready-Mixed Concrete Business was lower by $5.1 million.  Cement Business cost of sales decreased about $1.5 million due to the 19.0% decrease in volume sold which was partially offset by increased depreciation for new equipment that recently went online. Ready-Mixed Concrete Business cost of sales decreased due to the decreased volume sold.

    As a result of the above sales and cost of sales factors, our overall gross profit rate for the three months ended March 31, 2007 was 15.4% versus 15.5% for the three months ended March 31, 2006.

    Selling, general, and administrative expenses increased by 12.1% during the first quarter of 2007 compared to the first quarter of 2006.  These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.  This increase is primarily due to an increase in legal and professional fees in the first quarter of 2007 as compared to the first quarter of 2006 due to expenses related to Sarbanes Oxley compliance efforts and pending litigation.

    Other, net increased approximately $1.3 million during the first quarter of 2007 as compared to the first quarter of 2006 primarily due to an increase in the amount of gain realized on the sale of other equity investments.

    Interest expense increased about $.3 million for the first quarter of 2007 as compared to the first quarter of 2006 due to an increase in interest rates and an increase in borrowings.  The Company utilized these loans for capital improvements and temporary operating funds.

    The effective tax rates for the three months ended March 31, 2007 and 2006 were 30.4% and 30.9%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction, minority interest in consolidated income (loss) and valuation allowance.  Taxes for the current year are estimated based on prior year effective tax rates.

 LIQUIDITY

    We are able to meet our cash needs primarily from a combination of operations and bank loans.  Cash increased during the first three months of 2007 primarily due to the sale of equity investments and increased borrowings.

    In December 2006, we renewed and modified our line of credit with our current lender.  Our current unsecured credit commitment consists of a $25 million advancing term loan maturing December 31, 2009 and a $15 million line of credit maturing December 31, 2007.  The term loan bears a floating interest rate based on JP Morgan Chase prime rate less .75% and the line of credit bears a floating interest rate based on lender's national prime rate less 1.00%.  The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the first quarter of 2007.  As of March 31, 2007, we had borrowed $20.9 million on the advancing term loan and $9.8 million on the line of credit leaving a balance available on the line of credit of $5.2 million.  The annual weighted average interest rate we paid on the advancing term loan during the first quarter of 2007 and 2006 was 7.5% and 6.67%, respectively.  The annual weighted average interest rate we paid on the line of credit during the first quarter of 2007 and 2006 was 7.25% and 6.42%, respectively.  At the end of the quarter, the applicable interest rate was 7.5% on the advancing term loan and 7.25% on the line of credit. The advancing term loan was used to help finance the expansion project at our cement manufacturing facility.  The line of credit was used to cover operating expenses during the first quarter of the year when we build inventory due to the seasonality of our business. Our board of directors has given management the authority to borrow an additional $10 million for a maximum of $50 million.

      The Company plans further capital expenditures, including changes to our quarrying and grinding operation to supply the raw materials required by the increased kiln capacity, improvements to our fuel handling system and installation of an overland conveyor system to improve efficiencies in moving raw materials. However, we do not anticipate capital expenditures for 2007 to be at the level of 2006 and we do not anticipate the need for additional bank financing other than that available under existing lines of credit.

    For several years the Company has paid a $.20 per share dividend in January, March, June and September.  Beginning with the April 2006 Board of Directors meeting, the Board elected to increase these dividends to $.21 per share and at the April 2007 Board of Directors meeting, the Board increased the dividend to $.22 per share. Although dividends are declared at the Board's discretion, we project future earnings will support the continued payment of dividends at the current level.

FINANCIAL CONDITION

    Total assets as of March 31, 2007 were $167.4 million, an increase of $4.9 million since December 31, 2006 due to increases in receivables and inventories of approximately $.7 million and $5.3 million, respectively.  These variations are common during the first quarter of the year due to the seasonality of our business (see Seasonality below).

    Accounts payable increased about $2.0 million as of March 31, 2007 compared to December 31, 2006 primarily due to the expenses related to increased sales volume in March over December.

    Indebtedness increased about $2.9 million during the first three months of 2007 primarily due to funding the increases in receivables and inventories of approximately $.7 million and $5.3 million, respectively.

CAPITAL RESOURCES

    The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Capital expenditures during the first quarter of 2007 included expenditures to improve efficiencies in moving raw materials. We also invested in routine equipment purchases during the first quarter of 2007, primarily in the Ready-Mixed Concrete Business. During the first quarter of 2007, cash expenditures for property, plant and equipment totaled approximately $1.1 million, excluding the amounts that are included in accounts payable.

    Preliminary plans under consideration for 2007 include changes to our quarrying and grinding operation to supply the raw materials required by the increased kiln capacity. The Company also plans to invest in other miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business in 2007.  It is expected that the Company's capital expenditures will approximate $14 million during 2007 and will be funded with a mixture of cash from operations and temporary bank loans. We do not anticipate the need for additional bank financing beyond the amount available through our existing line of credit.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

    The Company owns $15.4 million of equity securities, primarily publicly traded entities, as of March 31, 2007.  These investments are not hedged and are exposed to the risk of changing market prices.  The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period.  Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations.  An immediate 10% change in the market price of our equity securities would have a $.9 million effect on comprehensive income.

    The Company also has $30.7 million of bank loans as of March 31, 2007.  Interest rates on the Company's advancing term loan and line of credit are variable and are based on the JP Morgan Chase prime rate less .75% and lender's national prime rate less 1.00%, respectively.

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

    There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION

Item 1.       Legal Proceedings

    The Company and Tulsa Dynaspan, Inc. ("TDI") a subsidiary of the Company, are defendants in a case brought by David Markle, Richard Evilsizer, and five other named plaintiffs, filed in the District Court of Tulsa County, Oklahoma, on December 29, 2004 and amended on January 19, 2005, January 6, 2006, August 18, 2006, and January 12, 2007. Prior to the August 18, 2006 amendment, Plaintiffs dismissed claims they had previously asserted for defamation and various business torts, derivative claims brought on behalf of the Company, and claims to ownership of an invention relating to parking garage construction. Markle and Evilsizer remain as Plaintiffs; the five other original Plaintiffs remain in the action only as counterclaim defendants. Plaintiffs seek an award of actual and exemplary damages from the Company, one of its directors and four of TDI's directors for alleged breach of fiduciary duties owed to TDI, based upon derivative and breach of contract claims. The Company has asserted a counterclaim based upon breach of contract against Markle and TDI has asserted counterclaims based upon breach of fiduciary duty, misappropriation, violations of the Computer Fraud and Abuse Act and the Oklahoma Trade Secrets Act, unjust enrichment, and various business torts against all of the original plaintiffs. Plaintiffs also seek an order from the Court that the Company purchase Plaintiffs' shares of TDI stock for fair value. On April 10, 2007, the Court heard arguments on various motions and subsequently entered the following orders: Monarch and the individual directors' motion for summary judgment dismissing all of Plaintiffs' claims was granted; Monarch's motion for summary judgment on its pre-termination competition claim against Markle was granted; TDI's motion for summary judgment against Plaintiffs for unjust enrichment and breach of fiduciary duty was granted; Markle's motion for partial summary judgment on the non-compete agreement executed by the parties was denied. Additional hearings to establish TDI's and Monarch's damages will be necessary; all of Plaintiffs' claims have now been dismissed. No assurances can be given as to the outcome of this litigation.

Item 6.       Exhibits

31.1  Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2  Certificate of the Chief Financial Officer pursuant to Section 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934.

32.1  18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated May 10, 2007.

32.2  18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated May 10, 2007.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company
                                                                                                (Registrant)

Date      May 10, 2007                                             /s/ Walter H. Wulf, Jr.

Walter H. Wulf, Jr.
                                                                                President and
                                                                                Chairman of the Board

Date      May 10, 2007                                             /s/ Debra P. Roe

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
                                            and Chairman of the Board dated May 10, 2007.

32.2                           18 U.S.C. Section 1350 Certificate of the
                                            Chief Financial Officer dated May 10, 2007.