Form 10-Q
period 2007-06-30
MONARCH CEMENT CO
filed 2007-08-09
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
             For the quarterly period ended June 30, 2007, or

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
YES           NO   X

As of July 31, 2007, there were 2,505,972 shares of Capital Stock, par value $2.50 per share outstanding and 1,520,986 shares of Class B Capital Stock, par value $2.50 per share outstanding.

PART I  -  FINANCIAL INFORMATION

Item 1.       Financial Statements

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

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006
ASSETS	2 0 0 7	2 0 0 6
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$ 2,530,538	$ 2,410,623
Receivables, less allowances of $684,000 in 2007 and
$641,000 in 2006 for doubtful accounts	19,632,543	14,795,481
Inventories, priced at cost which is not in excess of market-
Finished cement	$ 6,584,810	$ 3,988,211
Work in process	3,088,898	2,753,095
Building products	3,980,618	3,693,636
Fuel, gypsum, paper sacks and other	4,350,729	3,465,194
Operating and maintenance supplies	9,426,690	8,677,942
Total inventories	$ 27,431,745	$ 22,578,078
Refundable federal and state income taxes	-	739,574
Deferred income taxes	670,000	670,000
Prepaid expenses	659,765	284,599
Total current assets	$ 50,924,591	$ 41,478,355
PROPERTY, PLANT AND EQUIPMENT, at cost, less
accumulated depreciation and depletion of $136,058,817
in 2007 and $131,120,295 in 2006	93,402,535	95,112,389
DEFERRED INCOME TAXES	9,684,442	9,692,000
INVESTMENTS	15,289,414	15,275,669
OTHER ASSETS	834,129	945,429
	$170,135,111	$ 162,503,842
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$ 7,296,933	$ 5,579,416
Line of credit payable	9,047,761	6,397,667
Current portion of advancing term loan	2,100,243	2,027,377
Accrued liabilities	5,744,875	6,102,002
Total current liabilities	$ 24,189,812	$ 20,106,462
LONG-TERM DEBT	18,873,105	20,055,010
ACCRUED POSTRETIREMENT BENEFITS	26,163,200	25,322,665
ACCRUED PENSION EXPENSE	3,841,444	4,040,213
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	712,419	1,023,116
STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued 2,505,672 shares
at 6/30/2007 and 2,488,285 shares at 12/31/2006	$ 6,264,180	$ 6,220,713
Class B capital stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-
share basis - Authorized 10,000,000 shares, Issued 1,521,286
shares at 6/30/2007 and 1,538,673 shares at 12/31/2006	3,803,215	3,846,682
Retained earnings	91,184,698	86,797,943
Accumulated other comprehensive loss	(4,896,962)	(4,908,962)
Total stockholders' investment	$ 96,355,131	$ 91,956,376
	$ 170,135,111	$ 162,503,842
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and Six Months Ended June 30, 2007 and 2006 (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
NET SALES	$40,090,959	$43,570,624	$64,303,319	$74,782,126
COST OF SALES	30,757,645	32,004,639	51,235,525	58,368,595
Gross profit from operations	$ 9,333,314	$ 11,565,985	$13,067,794	$16,413,531
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,542,993	3,419,112	7,391,431	6,852,658
Income from operations	$ 5,790,321	$ 8,146,873	$ 5,676,363	$ 9,560,873
OTHER INCOME (EXPENSE):
Interest income	$ 70,165	$ 102,248	$ 136,053	$ 181,110
Interest expense	(548,592)	(565,327)	(1,024,262)	(758,491)
Gains on equity investments	904,368	-	2,113,686	-
Other, net	551,191	257,496	770,846	415,066
	$ 977,132	$ (205,583)	$ 1,996,323	$ (162,315)

Income before taxes on income	$ 6,767,453	$ 7,941,290	$ 7,672,686	$ 9,398,558
PROVISION FOR INCOME TAXES	2,125,000	2,450,000	2,400,000	2,900,000

NET INCOME	$ 4,642,453	$ 5,491,290	$ 5,272,686	$ 6,498,558

RETAINED EARNINGS, beg. of period	87,428,176	77,972,631	86,797,943	76,965,363
Less cash dividends	885,931	845,661	885,931	845,661
RETAINED EARNINGS, end of period	$ 91,184,698	$ 82,618,260	$91,184,698	$82,618,260
Basic earnings per share	$ 1.15	$ 1.36	$ 1.31	$ 1.61
Cash dividends per share	$ 0.22	$ 0.21	$ 0.22	$ 0.21

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and Six Months Ended June 30, 2007 and 2006 (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
NET INCOME	$ 4,642,453	$ 5,491,290	$ 5,272,686	$ 6,498,558
UNREALIZED APPRECIATION (DEPRECIATION)
ON AVAILABLE FOR SALE SECURITIES (Net
of deferred tax expense (benefit) of $204,000, $(1,223,000),
$852,000 and $192,000, respectively)	306,000	(1,832,000)	1,278,000	288,000

LESS: RECLASSIFICATION ADJUSTMENT FOR
REALIZED GAINS INCLUDED IN
NET INCOME (net of deferred tax expense
of $360,000, $-0-,$844,000 and $-0-, respectively)	540,000	-	1,266,000	-
COMPREHENSIVE INCOME	$ 4,408,453	$ 3,659,290	$ 5,284,686	$ 6,786,558

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006 (Unaudited)
	2007	2006
OPERATING ACTIVITIES:
Net income	$ 5,272,686	$ 6,498,558
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	5,768,977	4,906,051
Minority interest in earnings (losses) of subsidiaries	(120,957)	24,388
Deferred income taxes	(442)	788
Gain on disposal of assets	(145,997)	(169,958)
Realized gain on sale of equity investments	(2,113,686)	-
Change in assets and liabilities:
Receivables, net	(4,837,062)	(6,778,759)
Inventories	(4,853,667)	(4,373,273)
Refundable income taxes	739,574	-
Prepaid expenses	(375,166)	(527,386)
Other assets	10,740	9,775
Accounts payable and accrued liabilities	3,211,814	3,686,516
Accrued postretirement benefits	840,535	753,834
Accrued pension expense	(198,769)	183,946
Net cash provided by operating activities	$ 3,198,580	$ 4,214,480

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$ (4,148,405)	$ (14,457,678)
Proceeds from disposals of property, plant and equipment	175,736	203,788
Payment for purchases of equity investments	(931,096)	(18,112)
Proceeds from disposals of equity investments	3,051,038	-
Decrease in short-term investments, net	-	1,500,000
Purchases of subsidiaries' stock	(189,740)	(118,116)
Net cash used for investing activities	$ (2,042,467)	$ (12,890,118)

FINANCING ACTIVITIES:
Increase in line of credit, net	$ 2,650,094	$ 9,986,551
Payments on bank loans	(1,001,138)	(915,747)
Payments on other long-term debt	(107,901)	(101,735)
Cash dividends paid	(2,577,253)	(2,456,444)
Subsidiaries' dividends paid to minority interest	-	(25,733)
Net cash provided by (used for) financing activities	$ (1,036,198)	$ 6,486,892

Net increase (decrease) in cash and cash equivalents	$ 119,915	$ (2,188,746)
Cash and Cash Equivalents, beginning of year	2,410,623	4,895,561
Cash and Cash Equivalents, end of period	$ 2,530,538	$ 2,706,815

Interest paid, net of amount capitalized	$ 1,029,351	$ 748,225
Income taxes paid, net of refunds	$ -	$ 1,688,235
Capital equipment additions included in accounts payable	$ 1,426	$ 192,092
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006 (Unaudited), and December 31, 2006

  For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10‑K.

  Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.  The weighted average number of shares outstanding was 4,026,958 in the second quarter of 2007 and 2006 and in the first six months of 2007 and 2006.  The Company has no common stock equivalents and therefore, does not report diluted earnings per share.

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

	Three Months Ended		Six Months Ended
	6/30/07	6/30/06	6/30/07	6/30/06
Sales to Unaffiliated Customers
Cement Business	$ 20,286	$ 21,389	$ 30,026	$ 32,362
Ready-Mixed Concrete Business	19,805	22,182	34,277	42,420
Intersegment Sales
Cement Business	3,890	3,549	6,241	6,693
Ready-Mixed Concrete Business	-	-	-	-
Operating Income (Loss)
Cement Business	5,856	8,067	6,561	9,607
Ready-Mixed Concrete Business	(66)	80	(885)	(46)
Capital Expenditures
Cement Business	1,860	2,525	2,778	11,575
Ready-Mixed Concrete Business	825	353	1,211	1,037

			Balance as of
			6/30/07	12/31/06
Identifiable Assets
Cement Business			$ 104,014	$ 98,343
Ready-Mixed Concrete Business			37,113	34,428
Corporate Assets			29,008	29,733

  The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the six months ended June 30, 2007 and 2006:
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$ 210,734	$ 348,838	$ 261,388	$ 254,152
Interest cost	655,925	1,144,253	822,600	799,826
Expected return on plan assets	(726,162)	(1,274,949)	-	-
Amortization of prior service cost	28,771	51,116	-	-
Recognized net actuarial gain	87,995	66,765	-	-
Unrecognized net loss	-	-	411,651	400,254
Net periodic expense	$ 257,263	$ 336,023	$ 1,495,639	$ 1,454,232

The following table presents the components of net periodic costs for the three months ended June 30, 2007 and 2006:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$ 108,052	$ 165,785	$ 130,558	$ 127,076
Interest cost	336,320	543,805	410,872	399,913
Expected return on plan assets	(372,333)	(605,918)	-	-
Amortization of prior service cost	14,752	24,293	-	-
Recognized net actuarial gain	45,118	31,730	-	-
Unrecognized net loss	-	-	205,611	200,127
Net periodic expense	$ 131,909	$ 159,695	$ 747,041	$ 727,116

As previously disclosed in our financial statements for the year ended December 31, 2006, Monarch expects to contribute approximately $545,000 to the pension fund in 2007.  As of June 30, 2007, we have contributed about $155,000 and anticipate contributing an additional $390,000 to this plan in 2007 for a total of $545,000. The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets.  As previously disclosed in our financial statements for the year ended December 31, 2006, Monarch expects to contribute approximately $1,400,000 to this plan in 2007.  As of June 30, 2007, we have contributed about $655,000 and anticipate contributing an additional $745,000 to this plan in 2007 for a total of $1,400,000.

  A Monarch subsidiary, Monarch and three of its officers are involved in a lawsuit with the former officers of that subsidiary and companies formed by those officers.  All claims against Monarch, its subsidiary and officers have been dismissed by the court; on the counterclaims asserted by Monarch and the subsidiary, summary judgment has been granted against the former officers with damage amounts still to be determined at trial.  For additional information on this matter, see Item 1, Part II of this report on Form 10-Q.

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

  The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" on December 31, 2006. The most significant change was the requirement for the Company to recognize the entire overfunded or underfunded status of its defined benefit and postretirement plans as assets or liabilities in its statement of financial position and to recognize changes, net of taxes, in that funded status in the year in which the changes occur through comprehensive income. The Company correctly recognized the funded status of the plans in its statement of financial position in its December 31, 2006 10-K filing. Subsequently, we have been advised that adjustments due to the adoption of FAS 158 for pension and postretirement should not have been included in the Statement of Comprehensive Income for the year of adoption, but rather should have been a direct adjustment to Accumulated Other Comprehensive Income. We will so report these adjustments with respect to the 2006 Statement of Comprehensive Income in the next Form 10-K filing. The "as reported" and "as revised" amounts of Other Comprehensive Income are as follows:

AS REPORTED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
	2006	2005	2004
NET INCOME	$ 13,215,225	$ 9,658,369	$ 2,569,203

UNREALIZED APPRECIATION (DEPRECIATION) ON
AVAILABLE FOR SALE SECURITIES (Net of deferred
tax (benefit) expense of $308,000, $395,000, and $1,615,000
for 2006, 2005 and 2004, respectively)	462,000	588,205	2,470,400

RECLASSIFICATION ADJUSTMENT FOR
REALIZED (GAINS) LOSSES INCLUDED IN
NET INCOME (Net of deferred tax (benefit) expense of $0,
$155,000 and $515,000 for 2006, 2005 and 2004, respectively)	-	(228,205)	(770,400)

MINIMUM PENSION LIABILITY (Net of deferred tax (benefit) expense of
$497,000, $(760,000) and $(160,000) for 2006, 2005 and 2004, respectively)	744,802	(1,140,000)	(240,000)

ADOPTION OF FAS 158-PENSION LIABILITY (Net of deferred tax
(benefit) expense of $(872,000), $0 and $0 for 2006, 2005 and
2004, respectively)	(1,311,444)	-	-

ADOPTION OF FAS 158-POSTRETIREMENT LIABILITY (Net of
deferred tax (benefit) expense of $(4,960,000), $0 and $0 for 2006,
2005 and 2004, respectively)	(7,444,320)	-	-
COMPREHENSIVE INCOME	$ 5,666,263	$ 8,878,369	$ 4,029,203

AS REVISED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
	2006	2005	2004
NET INCOME	$ 13,215,225	$ 9,658,369	$ 2,569,203

UNREALIZED APPRECIATION (DEPRECIATION) ON
AVAILABLE FOR SALE SECURITIES (Net of deferred
tax (benefit) expense of $308,000, $395,000, and $1,615,000
for 2006, 2005 and 2004, respectively)	462,000	588,205	2,470,400

RECLASSIFICATION ADJUSTMENT FOR
REALIZED (GAINS) LOSSES INCLUDED IN
NET INCOME (Net of deferred tax (benefit) expense of $0,
$155,000 and $515,000 for 2006, 2005 and 2004, respectively)	-	(228,205)	(770,400)

MINIMUM PENSION LIABILITY (Net of deferred tax (benefit) expense of
$497,000, $(760,000) and $(160,000) for 2006, 2005 and 2004, respectively)	744,802	(1,140,000)	(240,000)

COMPREHENSIVE INCOME	$ 14,422,027	$ 8,878,369	$ 4,029,203

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

    Operating results for the first six months vary considerably from year-to-year.  Sales and the resulting income (loss) are significantly affected by the length and severity of winter weather and the corresponding slowdown in construction activity.  Cement and ready-mixed concrete sales for the first six months of of 2007 were impacted by abnormally rainy weather, a longer period of cold weather and a slowdown in residential construction as compared to 2006.  Volume decreases resulting from these conditions, partially offset by increases in price, resulted in a decrease in net income. We anticipate sales in both the Cement Business and Ready-Mixed Concrete Business will improve during the balance of 2007 as weather conditions allow weather delayed projects to resume.

RESULTS OF OPERATIONS - SECOND QUARTER OF 2007 COMPARED TO SECOND QUARTER OF 2006

    Consolidated net sales for the three months ended June 30, 2007, decreased by $3.5 million when compared to the three months ended June 30, 2006.  Sales in our Cement Business were lower by $1.1 million and sales in our Ready-Mixed Concrete Business were lower by $2.4 million.  Cement Business sales decreased $2.7 million due to decreased volume sold and increased $1.6 million due to price increases.  Ready-mixed concrete sales and other sundry building materials decreased $3 million as a result of decreased volume which was partially offset by a $.6 million increase due to price increases.

    Consolidated cost of sales for the three months ended June 30, 2007, decreased by $1.3 million when compared to the three months ended June 30, 2006.  Cost of sales in our Cement Business was higher by $.8 million and cost of sales in our Ready-Mixed Concrete Business was lower by $2.1 million.  Cement Business cost of sales increased primarily due to increased depreciation for new equipment that recently went online. Ready-Mixed Concrete Business cost of sales decreased due to the decreased volume sold.

    As a result of the above sales and cost of sales factors, our overall gross profit rate for the three months ended June 30, 2007 was 23.3% versus 26.6% for the three months ended June 30, 2006.

    Other, net increased approximately $1.2 million during the second quarter of 2007 as compared to the second quarter of 2006 primarily due to an increase in the gains realized on the sale of other equity investments.

    The effective tax rates for the three months ended June 30, 2007 and 2006 were 31.4% and 30.9%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction, minority interest in consolidated income (loss) and valuation allowance.  Taxes for the current year are estimated based on prior year effective tax rates.

RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 2007 COMPARED TO THE FIRST SIX MONTHS OF 2006

    Consolidated net sales for the six months ended June 30, 2007, decreased by $10.5 million when compared to the six months ended June 30, 2006.  Sales in our Cement Business were lower by $2.3 million and sales in our Ready-Mixed Concrete Business were lower by $8.2 million.  Cement Business sales decreased $4.8 million due to decreased volume sold which was partially offset by $2.5 million due to price increases.  Sales in the Ready-Mixed Concrete Business decreased $9.3 million due to decreased volume which was partially offset by $1.1 million due to price increases primarily in sales of ready-mixed concrete.

    Consolidated cost of sales for the six months ended June 30, 2007, decreased by $7.1 million when compared to the six months ended June 30, 2006.  Cost of sales in our Cement Business was relatively unchanged and cost of sales in our Ready-Mixed Concrete Business was lower by $7.1 million. Cement Business cost of sales decreased due to a 14.9% decrease in volume sold which was completely offset by higher production costs primarily related to increased depreciation for new equipment that recently went online. Ready-Mixed Concrete Business cost of sales decreased due to a 28% decrease in volume sold. The decrease in cost of sales was partially offset by an average 10.8% increase in costs for raw materials, including cement, rock, sand and sundry building materials purchased for resale, due in large part to higher fuel prices.

    As a result of the above sales and cost of sales factors, our overall gross profit rate for the six months ended June 30, 2007 was 20.3% versus 22% for the six months ended June 30, 2006.

    Selling, general, and administrative expenses increased by 7.9% during the first half of 2007 compared to the first half of 2006.  These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.  This increase is primarily due to an increase in legal and professional fees in the first quarter of 2007 as compared to the first quarter of 2006 due to expenses related to Sarbanes Oxley compliance efforts and pending litigation.

    Other, net increased approximately $2.5 million for the first half of 2007 as compared to the first half of 2006 primarily due to an increase in the gains realized on the sale of other equity investments.

    Interest expense increased about $.3 million for the first half of 2007 as compared to the first half of 2006 due to an increase in interest rates and an increase in borrowings.  The Company utilized these loans for capital improvements and temporary operating funds.

    The effective tax rates for the six months ended June 30, 2007 and 2006 were 31.3% and 30.9%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction, minority interest in consolidated income (loss) and valuation allowance.  Taxes for the current year are estimated based on prior year effective tax rates.

 LIQUIDITY

    We are able to meet our cash needs primarily from a combination of operations, the sale of equity investments and bank loans.

    In December 2006, we renewed and modified our line of credit with our current lender.  Our current unsecured credit commitment consists of a $25 million advancing term loan maturing December 31, 2009 and a $15 million line of credit maturing December 31, 2007.  The term loan bears a floating interest rate based on JP Morgan Chase prime rate less .75% and the line of credit bears a floating interest rate based on lender's national prime rate less 1.00%.  The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the second quarter of 2007.  As of June 30, 2007, we had borrowed $20.4 million on the advancing term loan and $9.0 million on the line of credit leaving a balance available on the line of credit of $6.0 million.  The annual weighted average interest rate we paid on the advancing term loan during the second quarter of 2007 and 2006 was 7.5% and 7.1%, respectively, and for the first six months of 2007 and 2006 was 7.5% and 6.9%, respectively.  The annual weighted average interest rate we paid on the line of credit during the second quarter of 2007 and 2006 was 7.25% and 6.9%, respectively, and for the first six months of 2007 and 2006 was 7.25% and 6.7%, respectively.  As of June 30, 2007, the applicable interest rate was 7.5% on the advancing term loan and 7.25% on the line of credit. The advancing term loan was used to help finance the expansion project at our cement manufacturing facility.  The line of credit was used to cover operating expenses during the first six months of the year when we build inventory due to the seasonality of our business. Our board of directors has given management the authority to borrow an additional $10 million for a maximum of $50 million.

      The Company plans further capital expenditures, including changes to our quarrying and grinding operation to supply the raw materials required by the increased kiln capacity, improvements to our fuel handling system and installation of an overland conveyor system to improve efficiencies in moving raw materials. However, we do not anticipate capital expenditures for 2007 to be as great as 2006 and we do not anticipate the need for additional bank financing other than that available under existing lines of credit.

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

FINANCIAL CONDITION

    Total assets as of June 30, 2007 were $170.1 million, an increase of $7.6 million since December 31, 2006 due to increases in receivables and inventories of approximately $4.8 million and $4.9 million, respectively.  These variations are common during the first six months of the year due to the seasonality of our business (see Seasonality below).

    Accounts payable increased about $1.7 million as of June 30, 2007 compared to December 31, 2006 primarily due to the expenses related to increased sales volume in June over December.

    Indebtedness increased about $1.5 million during the first six months of 2007 primarily due to funding the increases in receivables and inventories.

CAPITAL RESOURCES

    The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Capital expenditures during the first six months of 2007 included expenditures to improve efficiencies in moving raw materials. We also invested in routine equipment purchases during the first half of 2007, primarily in the Ready-Mixed Concrete Business. During the first half of 2007, cash expenditures for property, plant and equipment totaled approximately $4.1 million, excluding the amounts that are included in accounts payable.

    Preliminary plans under consideration for 2007 include changes to our quarrying and grinding operation to supply the raw materials required by the increased kiln capacity. The Company also plans to invest in other miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business in 2007.  It is expected that the Company's capital expenditures will approximate $12 million during 2007 and will be funded with a mixture of cash from operations and temporary bank loans. We do not anticipate the need for additional bank financing beyond the amount available through our existing line of credit.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

    The Company owns $15.3 million of equity securities, primarily publicly traded entities, as of June 30, 2007.  These investments are not hedged and are exposed to the risk of changing market prices.  The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period.  Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations.  An immediate 10% change in the market price of our equity securities would have a $.9 million effect on comprehensive income.

    The Company also has $29.5 million of bank loans as of June 30, 2007.  Interest rates on the Company's advancing term loan and line of credit are variable and are based on the JP Morgan Chase prime rate less .75% and lender's national prime rate less 1.00%, respectively.

Item 4.         Controls and Procedures

    The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

    As of the end of the period covered by this report, an evaluation was carried out by the Company's management, including its President and Chairman of the Board of Directors and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Company's President and Chairman of the Board of Directors and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

    There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.       Submission of Matters to a Vote of Security Holders

    At the annual meeting of the stockholders of The Monarch Cement Company held on April 11, 2007, the stockholders elected four Class III Directors, namely, Jack R. Callahan, Ronald E. Callaway, Robert M. Kissick and Byron K. Radcliff to serve terms expiring at the annual meeting of stockholders in 2010.  No other matters were voted upon at the annual meeting. Class I Directors, namely, David L. Deffner, Gayle C. McMillen, and Richard N. Nixon and Class II Directors, namely, Byron J. Radcliff, Michael R. Wachter, Walter H. Wulf, Jr., and Walter H. Wulf, III , continue to serve terms expiring at the annual meetings of stockholders in 2008 and 2009, respectively.

           The following is a summary of votes cast in the election of Directors at the annual meeting:

	For	Withhold Authority/ Against	Abstentions/Broker Non-votes
Jack R. Callahan	15,390,959	43,057	0
Ronald E. Callaway	15,475,403	43,057	0
Robert M. Kissick	15,338,348	43,057	0
Byron K. Radcliff	15,338,148	43,057	0

Item 6.       Exhibits

31.1  Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2  Certificate of the Chief Financial Officer pursuant to Section 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934.

32.1  18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated August 9, 2007.

32.2  18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated August 9, 2007.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company
                                                                                                (Registrant)

Date      August 9, 2007                                             /s/ Walter H. Wulf, Jr.

Walter H. Wulf, Jr.
                                                                                President and
                                                                                Chairman of the Board

Date      August 9, 2007                                             /s/ Debra P. Roe

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

31.2                            Certificate of the Chief Financial Officer pursuant
                                            to Section 13a-14(a)/15d-14(a) of the
                                            Securities Exchange Act of 1934.

32.1                           18 U.S.C. Section 1350 Certificate of the President
                                            and Chairman of the Board dated August 9, 2007.

32.2                           18 U.S.C. Section 1350 Certificate of the
                                            Chief Financial Officer dated August 9, 2007.