Form 10-Q
period 2007-09-30
MONARCH CEMENT CO
filed 2007-11-09
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
             For the quarterly period ended September 30, 2007, or

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
YES           NO   X

As of November 1, 2007, there were 2,507,222 shares of Capital Stock, par value $2.50 per share outstanding and 1,519,736 shares of Class B Capital Stock, par value $2.50 per share outstanding.

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

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006
ASSETS	2 0 0 7	2 0 0 6
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$ 2,225,220	$ 2,410,623
Receivables, less allowances of $652,000 in 2007 and
$641,000 in 2006 for doubtful accounts	19,411,857	14,795,481
Inventories, priced at cost which is not in excess of market-
Finished cement	$ 6,256,450	$ 3,988,211
Work in process	2,515,150	2,753,095
Building products	4,467,706	3,693,636
Fuel, gypsum, paper sacks and other	3,980,696	3,465,194
Operating and maintenance supplies	9,787,328	8,677,942
Total inventories	$ 27,007,330	$ 22,578,078
Refundable federal and state income taxes	-	739,574
Deferred income taxes	670,000	670,000
Prepaid expenses	624,796	284,599
Total current assets	$ 49,939,203	$ 41,478,355
PROPERTY, PLANT AND EQUIPMENT, at cost, less
accumulated depreciation and depletion of $138,128,764
in 2007 and $131,120,295 in 2006	92,914,596	95,112,389
DEFERRED INCOME TAXES	10,609,442	9,692,000
INVESTMENTS	14,589,077	15,275,669
OTHER ASSETS	1,301,597	945,429
	$169,353,915	$ 162,503,842
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$ 8,006,236	$ 5,579,416
Line of credit payable	3,855,228	6,397,667
Current portion of advancing term loan	2,140,498	2,027,377
Accrued liabilities	5,876,821	6,102,002
Total current liabilities	$ 19,878,783	$ 20,106,462
LONG-TERM DEBT	18,701,119	20,055,010
ACCRUED POSTRETIREMENT BENEFITS	26,584,838	25,322,665
ACCRUED PENSION EXPENSE	3,911,696	4,040,213
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	708,864	1,023,116
STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued 2,505,972 shares
at 9/30/2007 and 2,488,285 shares at 12/31/2006	$ 6,264,930	$ 6,220,713
Class B capital stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-
share basis - Authorized 10,000,000 shares, Issued 1,520,986
shares at 9/30/2007 and 1,538,673 shares at 12/31/2006	3,802,465	3,846,682
Retained earnings	95,783,182	86,797,943
Accumulated other comprehensive loss	(6,281,962)	(4,908,962)
Total stockholders' investment	$ 99,568,615	$ 91,956,376
	$ 169,353,915	$ 162,503,842
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and Nine Months Ended September 30, 2007 and 2006 (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
NET SALES	$44,404,159	$44,200,862	$108,707,478	$118,982,988
COST OF SALES	32,797,073	33,454,729	84,032,598	91,823,324
Gross profit from operations	$ 11,607,086	$ 10,746,133	$24,674,880	$27,159,664
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,628,773	3,706,587	11,020,204	10,559,245
Income from operations	$ 7,978,313	$ 7,039,546	$ 13,654,676	$ 16,600,419
OTHER INCOME (EXPENSE):
Interest income	$ 57,401	$ 82,705	$ 193,454	$ 263,815
Interest expense	(455,529)	(582,909)	(1,479,791)	(1,341,400)
Gains on equity investments	297,012	-	2,410,698	-
Other, net	57,218	320,144	828,064	735,210
	$ (43,898)	$ (180,060)	$ 1,952,425	$ (342,375)

Income before taxes on income	$ 7,934,415	$ 6,859,486	$ 15,607,101	$ 16,258,044
PROVISION FOR INCOME TAXES	2,450,000	2,000,000	4,850,000	4,900,000

NET INCOME	$ 5,484,415	$ 4,859,486	$ 10,757,101	$ 11,358,044

RETAINED EARNINGS, beg. of period	91,184,698	82,618,260	86,797,943	76,965,363
Less cash dividends	885,931	845,661	1,771,862	1,691,322
RETAINED EARNINGS, end of period	$ 95,783,182	$ 86,632,085	$95,783,182	$86,632,085
Basic earnings per share	$ 1.36	$ 1.21	$ 2.67	$ 2.82
Cash dividends per share	$ 0.22	$ 0.21	$ 0.44	$ 0.42

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and Nine Months Ended Sept 30, 2007 and 2006 (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
NET INCOME	$ 5,484,415	$ 4,859,486	$ 10,757,101	$ 11,358,044
UNREALIZED APPRECIATION (DEPRECIATION)
ON AVAILABLE FOR SALE SECURITIES (Net
of deferred tax expense (benefit) of ($804,000), ($836,000),
$48,000 and ($644,000), respectively)	(1,206,000)	(1,254,000)	72,000	(966,000)

LESS: RECLASSIFICATION ADJUSTMENT FOR
REALIZED GAINS INCLUDED IN
NET INCOME (net of deferred tax expense
of $120,000, $-0-,$964,000 and $-0-, respectively)	180,000	-	1,446,000	-
COMPREHENSIVE INCOME	$ 4,098,415	$ 3,605,486	$ 9,383,101	$ 10,392,044

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)
	2007	2006
OPERATING ACTIVITIES:
Net income	$ 10,757,101	$ 11,358,044
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	8,791,339	7,966,688
Minority interest in earnings (losses) of subsidiaries	(124,511)	13,756
Deferred income taxes	(442)	788
Gain on disposal of assets	(468,784)	(133,286)
Realized gain on sale of equity investments	(2,410,698)	-
Change in assets and liabilities:
Receivables, net	(4,616,376)	(6,177,895)
Inventories	(4,429,252)	(5,403,968)
Refundable income taxes	739,574	-
Prepaid expenses	(340,197)	(460,711)
Other assets	15,992	14,759
Accounts payable and accrued liabilities	3,256,719	2,302,811
Accrued postretirement benefits	1,262,173	1,101,387
Accrued pension expense	(128,517)	199,881
Net cash provided by operating activities	$ 12,304,121	$ 10,782,254

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$ (5,955,849)	$ (18,628,477)
Proceeds from disposals of property, plant and equipment	528,134	242,353
Payment for purchases of equity investments	(2,641,074)	(734,194)
Proceeds from sale of equity investments	3,448,365	39,204
Decrease in short-term investments, net	-	1,500,000
Purchases of subsidiaries' stock	(189,741)	(192,914)
Net cash used for investing activities	$ (4,810,165)	$ (17,774,028)

FINANCING ACTIVITIES:
Increase (decrease) in line of credit, net	$ (2,542,439)	$ 9,754,659
Payments on bank loans	(1,509,387)	(1,344,913)
Payments on other long-term debt	(164,349)	(154,956)
Cash dividends paid	(3,463,184)	(3,302,105)
Subsidiaries' dividends paid to minority interest	-	(25,733)
Net cash provided by (used for) financing activities	$ (7,679,359)	$ 4,926,952

Net decrease in cash and cash equivalents	$ (185,403)	$ (2,064,822)
Cash and Cash Equivalents, beginning of year	2,410,623	4,895,561
Cash and Cash Equivalents, end of period	$ 2,225,220	$ 2,830,739

Interest paid, net of amount capitalized	$ 1,496,680	$ 1,353,488
Income taxes paid, net of refunds	$ 2,991,280	$ 4,819,535
Capital equipment additions included in accounts payable	$ 707,736	$ 564,579
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006 (Unaudited), and December 31, 2006

  For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10‑K.

  Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.  The weighted average number of shares outstanding was 4,026,958 in the third quarter of 2007 and 2006 and in the first nine months of 2007 and 2006.  The Company has no common stock equivalents and therefore, does not report diluted earnings per share.

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

	Three Months Ended		Nine Months Ended
	9/30/07	9/30/06	9/30/07	9/30/06
Sales to Unaffiliated Customers
Cement Business	$ 20,651	$ 21,753	$ 50,677	$ 54,115
Ready-Mixed Concrete Business	23,754	22,448	58,031	64,868
Intersegment Sales
Cement Business	4,365	3,455	10,606	10,148
Ready-Mixed Concrete Business	-	915	-	915
Operating Income (Loss)
Cement Business	7,090	7,560	13,651	17,167
Ready-Mixed Concrete Business	889	(521)	4	(567)
Capital Expenditures
Cement Business	2,025	2,525	4,803	14,104
Ready-Mixed Concrete Business	488	2,014	1,699	3,051

			Balance as of
			9/30/07	12/31/06
Identifiable Assets
Cement Business			$ 101,479	$ 98,343
Ready-Mixed Concrete Business			38,480	34,428
Corporate Assets			29,395	29,733

  The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the nine months ended September 30, 2007 and 2006:
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$ 319,371	$ 523,257	$ 391,857	$ 381,228
Interest cost	994,064	1,716,380	1,233,191	1,199,740
Expected return on plan assets	(1,100,509)	(1,912,423)	-	-
Amortization of prior service cost	43,604	76,674	-	-
Recognized net actuarial gain	133,357	100,147	-	-
Unrecognized net loss	-	-	617,121	600,381
Net periodic expense	$ 389,887	$ 504,035	$ 2,242,169	$ 2,181,349

The following table presents the components of net periodic costs for the three months ended September 30, 2007 and 2006:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$ 108,637	$ 174,419	$ 130,469	$ 127,076
Interest cost	338,139	572,127	410,591	399,914
Expected return on plan assets	(374,347)	(637,474)	-	-
Amortization of prior service cost	14,832	25,558	-	-
Recognized net actuarial gain	45,362	33,382	-	-
Unrecognized net loss	-	-	205,470	200,127
Net periodic expense	$ 132,623	$ 168,012	$ 746,530	$ 727,117

As previously disclosed in our financial statements for the year ended December 31, 2006, Monarch expects to contribute approximately $545,000 to the pension fund in 2007.  As of September 30, 2007, we have contributed about $218,000 and anticipate contributing an additional $327,000 to this plan in 2007 for a total of $545,000. The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets.  As previously disclosed in our financial statements for the year ended December 31, 2006, Monarch expects to contribute approximately $1,400,000 to this plan in 2007.  As of September 30, 2007, we have contributed about $980,000 and anticipate contributing an additional $420,000 to this plan in 2007.

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

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q report filed with the Securities and Exchange Commission, constitute "forward-looking statements".  Except for historical information, the statements made in this report are forward-looking statements that involve risks and uncertainties.  You can identify these statements by forward-looking words such as "should", "expect", "anticipate", "believe", "intend", "may", "hope", "forecast" or similar words.  In particular, statements with respect to variations in future demand for our products in our market area, the timing, scope, cost and benefits of our proposed and recently completed capital improvements and expansion plans, including the resulting increase in production capacity, our forecasted cement sales, the timing and source of funds for the repayment of our line of credit, our ability to pay dividends at the current level, and our anticipated increase in solid fuels and electricity required to operate our facilities and equipment are all forward-looking statements.  You should be aware that forward-looking statements involve known and unknown risks, uncertainties, and other factors that may affect the actual results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others:

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

    Operating results for the first nine months vary considerably from year-to-year.  Sales and the resulting income (loss) are significantly affected by the length and severity of winter weather and the corresponding slowdown in construction activity.  Cement and ready-mixed concrete sales for the first nine months of 2007 were impacted by abnormally rainy weather, a longer period of cold weather and a slowdown in residential construction as compared to 2006.  Volume decreases resulting from these conditions, partially offset by increases in price, resulted in a decrease in net income from operations.

RESULTS OF OPERATIONS - THIRD QUARTER OF 2007 COMPARED TO THIRD QUARTER OF 2006

    Consolidated net sales for the three months ended September 30, 2007, increased by $.2 million when compared to the three months ended September 30, 2006.  Sales in our Cement Business were lower by $1.1 million and sales in our Ready-Mixed Concrete Business were higher by $1.3 million.  Cement Business sales decreased $3.1 million due to decreased volume sold and increased $2 million due to price increases.  Ready-mixed concrete sales and other sundry building materials increased by $1.3 million due to price increases.

    Consolidated cost of sales for the three months ended September 30, 2007, decreased by $.7 million when compared to the three months ended September 30, 2006.  Cost of sales in our Cement Business was lower by $.6 million and cost of sales in our Ready-Mixed Concrete Business was lower by $.1 million.  Cement Business cost of sales decreased about $1.8 million due to the 14.2% decrease in volume sold which was largely offset by higher production costs primarily resulting from lower production levels. Ready-Mixed Concrete Business cost of sales decreased due to a decrease in volume sold.

    As a result of the above sales and cost of sales factors, our overall gross profit rate for the three months ended September 30, 2007 was 26.1% versus 24.3% for the three months ended September 30, 2006.

    Sales of equity investments during the third quarter of 2007 resulted in a gain of approximately $.3 million.

    The effective tax rates for the three months ended September 30, 2007 and 2006 were 30.9% and 29.2%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction, minority interest in consolidated income (loss) and valuation allowance.  Taxes for the current year are estimated based on prior year effective tax rates.

RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 2007 COMPARED TO THE FIRST NINE MONTHS OF 2006

    Consolidated net sales for the nine months ended September 30, 2007, decreased by $10.3 million when compared to the nine months ended September 30, 2006.  Sales in our Cement Business were lower by $3.5 million and sales in our Ready-Mixed Concrete Business were lower by $6.8 million.  Cement Business sales decreased $7.9 million due to decreased volume sold which was partially offset by $4.4 million due to price increases.  Sales in the Ready-Mixed Concrete Business decreased $9.2 million due to decreased volume which was partially offset by $2.4 million due to price increases primarily in sales of ready-mixed concrete.

    Consolidated cost of sales for the nine months ended September 30, 2007, decreased by $7.8 million when compared to the nine months ended September 30, 2006.  Cost of sales in our Cement Business decreased by $.5 million and cost of sales in our Ready-Mixed Concrete Business was lower by $7.3 million. Cement Business cost of sales decreased due to a 14.5% decrease in volume sold which was almost completely offset by higher production costs primarily resulting from lower production levels. Ready-Mixed Concrete Business cost of sales decreased due to a 18.1% decrease in volume sold which was partially offset by an increase in costs for raw materials, including cement, rock, sand and sundry building materials purchased for resale, due in large part to higher fuel prices.

    As a result of the above sales and cost of sales factors, our overall gross profit rate for the nine months ended September 30, 2007 was 22.7% versus 22.8% for the nine months ended September 30, 2006.

    Sales of equity investments during the first nine months of 2007 resulted in a gain of approximately $2.4 million.

    The effective tax rates for the nine months ended September 30, 2007 and 2006 were 31.1% and 30.1%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction, minority interest in consolidated income (loss) and valuation allowance.  Taxes for the current year are estimated based on prior year effective tax rates.

 LIQUIDITY

    We are able to meet our cash needs primarily from a combination of operations, the sale of equity investments and bank loans.

    In December 2006, we renewed and modified our line of credit with our current lender.  Our current unsecured credit commitment consists of a $25 million advancing term loan maturing December 31, 2009 and a $15 million line of credit maturing December 31, 2007.  The term loan bears a floating interest rate based on JP Morgan Chase prime rate less .75% and the line of credit bears a floating interest rate based on lender's national prime rate less 1.00%.  The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the third quarter of 2007.  As of September 30, 2007, we had borrowed $19.9 million on the advancing term loan and $3.9 million on the line of credit leaving a balance available on the line of credit of $11.1 million.  The annual weighted average interest rate we paid on the advancing term loan during the third quarter of 2007 and 2006 was 7.4% and 7.5%, respectively, and for the first nine months of 2007 and 2006 was 7.5% and 7.1%, respectively.  The annual weighted average interest rate we paid on the line of credit during the third quarter of 2007 and 2006 was 7.2% and 7.3%, respectively, and for the first nine months of 2007 and 2006 was 7.2% and 6.9%, respectively.  As of September 30, 2007, the applicable interest rate was 7.00% on the advancing term loan and 6.75% on the line of credit. The advancing term loan was used to help finance the expansion project at our cement manufacturing facility.  The line of credit is used to cover operating expenses during the half of the year when we build inventory due to the seasonality of our business and for capital expenditures. Our board of directors has given management the authority to borrow an additional $10 million for a maximum of $50 million.

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

FINANCIAL CONDITION

    Total assets as of September 30, 2007 were $169.4 million, an increase of $6.9 million since December 31, 2006 due to increases in receivables and inventories of approximately $4.6 million and $4.4 million, respectively.  These variations are common during the first nine months of the year due to the seasonality of our business (see Seasonality below).

    Accounts payable increased about $2.4 million as of September 30, 2007 compared to December 31, 2006 primarily due to the expenses related to increased sales volume in September over December.

    Indebtedness decreased about $3.8 million during the first nine months of 2007 primarily as a result of utilizing cash provided by operations to reduce our bank loans.

CAPITAL RESOURCES

    The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Capital expenditures during the first nine months of 2007 included expenditures to improve efficiencies in moving raw materials. We also invested in routine equipment purchases during the first nine months of 2007, primarily in the Ready-Mixed Concrete Business. During the first nine months of 2007, cash expenditures for property, plant and equipment totaled approximately $6 million, excluding the amounts that are included in accounts payable.

    Plans under consideration for the balance of 2007 include changes to our quarrying and grinding operation to supply the raw materials required by the increased kiln capacity. The Company also plans to invest in other miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business in 2007.  It is expected that the Company's capital expenditures will approximate $10 million during 2007 and will be funded with a mixture of cash from operations and temporary bank loans. We do not anticipate the need for additional bank financing beyond the amount available through our existing line of credit.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

    The Company owns $14.6 million of equity securities, primarily publicly traded entities, as of September 30, 2007.  These investments are not hedged and are exposed to the risk of changing market prices.  The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period.  Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations.  An immediate 10% change in the market price of our equity securities would have a $.9 million effect on comprehensive income.

    The Company also has $23.8 million of bank loans as of September 30, 2007.  Interest rates on the Company's advancing term loan and line of credit are variable and are based on the JP Morgan Chase prime rate less .75% and lender's national prime rate less 1.00%, respectively.

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

    There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION

Item 1.       Legal Proceedings

    The Company and Tulsa Dynaspan, Inc. ("TDI") a subsidiary of the Company, are defendants in a case brought by David Markle, Richard Evilsizer, and five other named plaintiffs, filed in the District Court of Tulsa County, Oklahoma, on December 29, 2004 and amended on January 19, 2005, January 6, 2006, August 18, 2006, and January 12, 2007. Prior to the August 18, 2006 amendment, Plaintiffs dismissed claims they had previously asserted for defamation and various business torts, derivative claims brought on behalf of the Company, and claims to ownership of an invention relating to parking garage construction. Markle and Evilsizer remain as Plaintiffs; the five other original Plaintiffs remain in the action only as counterclaim defendants. Plaintiffs seek an award of actual and exemplary damages from the Company, one of its directors and four of TDI's directors for alleged breach of fiduciary duties owed to TDI, based upon derivative and breach of contract claims. The Company has asserted a counterclaim based upon breach of contract against Markle and TDI has asserted counterclaims based upon breach of fiduciary duty, misappropriation, violations of the Computer Fraud and Abuse Act and the Oklahoma Trade Secrets Act, unjust enrichment, and various business torts against all of the original plaintiffs. Plaintiffs also seek an order from the Court that the Company purchase Plaintiffs' shares of TDI stock for fair value. On April 10, 2007, the Court heard arguments on various motions and subsequently entered the following orders: Monarch and the individual directors' motion for summary judgment dismissing all of Plaintiffs' claims was granted; Monarch's motion for summary judgment on its pre-termination competition claim against Markle was granted; TDI's motion for summary judgment against Plaintiffs for unjust enrichment and breach of fiduciary duty was granted; Markle's motion for partial summary judgment on the non-compete agreement executed by the parties was denied. Additional hearings to establish TDI's and Monarch's damages will be necessary; all of Plaintiffs' claims have now been dismissed. Because of the failure of certain plaintiffs to participate in a pretrial conference the proceedings are now bifurcated. A court trial to establish damages against Markle, Evilsizer and three other entities is set for December 13th; a jury trial to establish damages against Martin and Bobbitt on some claims and liability and damages on other claims is set for April 14, 2008.  No assurances can be given as to the outcome of this litigation.

Item 6.       Exhibits

31.1  Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2  Certificate of the Chief Financial Officer pursuant to Section 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934.

32.1  18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated November 8, 2007.

32.2  18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated November 8, 2007.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company
                                                                                                (Registrant)

Date      November 8, 2007                                             /s/ Walter H. Wulf, Jr.

Walter H. Wulf, Jr.
                                                                                President and
                                                                                Chairman of the Board

Date      November 8, 2007                                             /s/ Debra P. Roe

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

31.2                            Certificate of the Chief Financial Officer pursuant
                                            to Section 13a-14(a)/15d-14(a) of the
                                            Securities Exchange Act of 1934.

32.1                           18 U.S.C. Section 1350 Certificate of the President
                                            and Chairman of the Board dated November 8, 2007.

32.2                           18 U.S.C. Section 1350 Certificate of the
                                            Chief Financial Officer dated November 8, 2007.