Form 10-K
period 2007-12-31
MONARCH CEMENT CO
filed 2008-03-14
CIK 67517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007 or
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
Yes X No____
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer		Accelerated filer	X
Non-accelerated file	(Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter was $94,659,060.
As of March 4, 2008, the registrant had outstanding 2,511,708 shares of Capital Stock, par value $2.50 per share, and 1,515,250 shares of Class B Capital Stock, par value $2.50 per share.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) the registrant's annual report to stockholders for the year ended December 31, 2007 - Parts I, II and IV of Form 10-K and (2) the registrant's definitive proxy statement prepared in connection with the annual meeting of stockholders to be held on April 9, 2008 - Parts II and III of Form 10-K.

PART I

ITEM 1.     BUSINESS

We refer to pages 1, 2 and 31through 33 of The Monarch Cement Company's 2007 annual report to stockholders (filed herewith as Exhibit 13) for a description of the Company's business, including information regarding lines of business.  Such description is hereby incorporated herein by reference.  In addition, we submit the following information:

                The Company did not introduce any new products nor begin to do business in a new industry segment during 2007.

The Company owns and operates quarries located near its Humboldt, Kansas plant.  Such quarries contain all essential raw materials presently used by the Company.  The Company's total reserves, including these quarries and other property located near the plant, are estimated to be sufficient to maintain operations at the Humboldt plant's present capacity for more than 50 years.  While these raw materials are accessible to the Company, we have determined that additional capital expenditures will be needed to improve the movement of raw materials to our plant.  We refer you to the disclosure under the heading "Capital Resources" in our 2007 annual report to stockholders (filed herewith as Exhibit13), which is incorporated herein by reference.

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

It is necessary for the Company to invest a significant portion of its working capital in inventories.  At December 31, 2007 the Company had inventories as follows:

Cement	$ 6,110,974
Work in process	2,569,641
Building products	4,518,379
Fuel, gypsum and other materials	4,606,447
Operating and maintenance supplies	9,759,949
Total	$ 27,565,390

1.

The Company is heavily dependent upon the construction industry and is directly affected by the level of activity in that industry.  However, no customer accounted for 10% or more of the Company's consolidated net revenue during 2007, 2006, or 2005.

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

At December 31, 2007, the Company and its subsidiaries employed approximately 595 employees including 455 hourly employees and 140 salaried employees, which included plant supervisory personnel, sales and executive staff.  Of the 595 total employees, approximately 38% are union employees.  None of the union contracts covering the Company's union employees expire in 2008.  The Company believes it has a good working relationship with its employees and has been successful in negotiating multiyear union contracts without work stoppages.

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

2.

ITEM 1A.  RISK FACTORS

We refer to pages 9 and 10 of The Monarch Cement Company's 2007 annual report to stockholders (filed herewith as Exhibit 13) for a description of the Company's market risk.  Such information is hereby incorporated herein by reference.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

The Company's corporate office and cement plant, including equipment and raw materials are located at Humboldt, Kansas, approximately 110 miles southwest of Kansas City, Missouri.  The Company owns approximately 5,000 acres of land on which the Humboldt plant, offices and all essential raw materials are located.  Construction completed in 2006 increased our plant's capacity allowing us to produce in excess of one million tons of cement per year.  Producing at that level, raw material reserves are estimated to be sufficient to maintain operations at this plant for more than 50 years.  The Company believes that this plant and equipment are suitable and adequate for its current level of operations and provides for increases in market demand.  However, the Company is involved in the planning and design phases for improvements to our fuel handling system and the installation of an overland conveyer system to improve efficiency in moving raw materials.  We refer to pages 8 and 9 of the Company's 2007 annual report to stockholders (filed herewith as Exhibit 13) for a more detailed description of the Company's capital resources and improvements under consideration.  Such information is hereby incorporated herein by reference.

The Company also owns approximately 250 acres of land in Des Moines, Iowa on which it operates a cement terminal.  The Company transfers cement produced in Humboldt, Kansas to this terminal for distribution to Iowa customers.  The Company also owns a rock quarry located near Earlham, Iowa, approximately 30 miles west of Des Moines, Iowa.  Approximately 300 acres of this 400 acre tract has been quarried and the Company has contracted with a third party to quarry and sell the remaining rock.  This quarry operation will not have a material effect on the Company's overall operations.

The Company owns various companies which sell ready-mixed concrete, concrete products and sundry building materials in metropolitan areas within the Humboldt cement plant's primary market.  Various equipment and facility improvements in this line of business ensure these plants are suitable and adequate for their current level of operations and provide for increases in market demand.  Individual locations do not have a material effect on the Company's overall operations.

ITEM 3.     LEGAL PROCEEDINGS

The Company and Tulsa Dynaspan, Inc. (TDI) a subsidiary of the Company, are defendants in a case brought by David Markle, Richard Evilsizer, and five other named plaintiffs, filed in the District Court of Tulsa County, Oklahoma, on December 29, 2004 and amended on January 19, 2005, January 6, 2006, August 18, 2006, and January 12, 2007.  Prior to the August 18, 2006

3.

amendment, Plaintiffs dismissed claims they had previously asserted for defamation and various business torts, derivative claims brought on behalf of the Company, and claims to ownership of an invention relating to parking garage construction.  Markle and Evilsizer remain as Plaintiffs; the five other original Plaintiffs remain in the action only as counterclaim defendants.  Plaintiffs seek an award of actual and exemplary damages from the Company, one of its directors and four of TDI's directors for alleged breach of fiduciary duties owed to TDI, based upon derivative and breach of contract claims.  The Company has asserted a counterclaim based upon breach of contract against Markle and TDI has asserted counterclaims based upon breach of fiduciary duty, misappropriation, violations of the Computer Fraud and Abuse Act and the Oklahoma Trade Secrets Act, unjust enrichment, and various business torts against all of the original plaintiffs.  Plaintiffs also seek an order from the Court that the Company purchase Plaintiffs' shares of TDI stock for fair value. On April 10, 2007, the Court heard arguments on various motions and subsequently entered the following orders: Monarch and the individual directors' motion for summary judgment dismissing all of Plaintiffs' claims was granted; Monarch's motion for summary judgment on its pre-termination competition claim against Markle was granted; TDI's motion for summary judgment against Plaintiffs for unjust enrichment and breach of fiduciary duty was granted; Markle's motion for partial summary judgment on the non-compete agreement executed by the parties was denied. Additional hearings to establish TDI's and Monarch's damages will be necessary; all of Plaintiffs' claims have now been dismissed.  Because of the failure of certain plaintiffs to participate in a pretrial conference the proceedings are now bifurcated.  Markle and Evilsizer have filed bankruptcy.  A hearing on actual and punitive damages against Parking Builders, GBS and ENCO was held on February 1, 2008.  On February 29, 2008, TDI was awarded $3,117,574 in actual damages and an additional $3,117,574 in punitive damages against GBS and ENCO; TDI was awarded $1,614,720 in actual damages and an additional $1,614,720 in punitive damages against Parking Builders.  No assurances can be given as to the collectability of these damage awards.  A jury trial to establish damages against Martin and Bobbitt on some claims and liability and damages on other claims is set for April 14, 2008.  No assurances can be given as to the outcome of this litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2007.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                      MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 10, 11 and 12 of the Company's 2007 annual report to stockholders.  In addition we submit the following information:

The Company's Board of Directors is responsible for determining the amount and timing of dividend payments.  For several years the Company paid a $.20 per share dividend in January,

4.

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

The Company did not sell any of its equity securities during 2007 and the Company did not repurchase any of its equity securities during the fourth quarter of 2007.

ITEM 6.     SELECTED FINANCIAL DATA

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 1 of the Company's 2007 annual report to stockholders.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 2 through 10 of the Company's 2007 annual report to stockholders.  In addition we submit the following information:

The Company does not have any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including equity investment prices.  The Company had $13,468,319 of equity securities as of December 31, 2007.  These investments are not hedged and are exposed to the risk of changing market prices.  The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period.  Equity securities whose fair value is not readily determinable are carried at cost.  The aggregate carrying amount of securities carried at cost in investments was $2.1 million as of December 31, 2007.  The Company is not aware of any events or changes in circumstances that occurred during 2007 that had a significant adverse effect on the fair value of the investments carried at cost.  Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations.  An immediate 10% change in the market price of our equity securities would have an $808,000 effect on comprehensive income.

                 The Company also has $19,357,963 of bank loans as of December 31, 2007.  Interest rates on the Company's advancing term loan are variable and are based on the JP Morgan Chase

5.

prime rate less .75%.  Interest rates on the Company's line of credit are variable and are based on the lender's national prime rate less 1.25% for 2008 and 1.00% for 2007.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 16 through 35 of the Company's 2007 annual report to stockholders.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE

  None

ITEM 9A.   CONTROLS AND PROCEDURES

                 The Company maintains disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its President and Chairman of the Board of Directors and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item with respect to internal control over financial reporting is incorporated herein by reference to the material responsive to this Item with respect to such information on pages 13 through 15 of the Company's 2007 annual report to stockholders. In addition, we submit the following information:

                 There has been no change in our Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

There was no information required to be disclosed, but not reported, in a report on Form 8‑K during the fourth quarter of 2007.

6.

PART III

ITEM 10.   DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 2 through 6, 14 and 15 of the Company's definitive proxy statement prepared in connection with its 2008 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission. In addition we submit the following information:

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

ITEM 11.   EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 8 through 12 of the Company's definitive proxy statement prepared in connection with its 2008 annual meeting of stockholders pursuant to regulation 14A and previously filed with the Commission.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                      RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 7 and 8 of the Company's definitive proxy statement prepared in connection with its 2008 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.  In addition we submit the following information:

The Company does not have any compensation plans or individual compensation arrangements under which equity securities of the registrant are authorized for issuance to employees or non-employees.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                      INDEPENDENCE

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 2, 9 and 10 of the Company's definitive proxy statement prepared in connection with its 2008 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.

7.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

                 Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on pages 12 and 13 of the Company's definitive proxy statement prepared in connection with its 2008 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The report of Independent Registered Public Accounting Firm--BKD, LLP; the Consolidated Balance Sheets--December 31, 2007 and 2006; the Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005; the Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005; the Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 2007, 2006 and 2005; the Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005; and the Notes to Consolidated Financial Statements are incorporated by reference in Item 8 to this report from the Company's 2007 annual report to stockholders on pages 16 through 35.

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

8.

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

10.1(e)   Fifth amendment to agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch Cement Company as amended by first amendment dated December 31, 2002, second amendment dated December 31, 2003, third amendment dated December 31, 2004 and fourth amendment dated January 1, 2006.  (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-2757) as Exhibit 10.1(e) and incorporated herein by reference.)

10.1(f)    Sixth amendment to agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch Cement Company as amended by first amendment dated December 31, 2002, second amendment dated December 31, 2003, third amendment dated December 31, 2004, fourth amendment dated January 1, 2006, and fifth amendment dated December 31, 2006.

13           2007 Annual Report to Stockholders.

21           Subsidiaries of the Registrant.

31.1        Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2        Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

9.

32.1        18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated March 14, 2008.

32.2        18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated March 14, 2008.

10.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MONARCH CEMENT COMPANY
(Registrant)

By:     /s/ Walter H. Wulf, Jr.
   Walter H. Wulf, Jr.
   President

Date:       March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jack R. Callahan Jack R. Callahan Director	By: /s/ Gayle C. McMillen Gayle C. McMillen Director
Date: March 14, 2008	Date: March 14, 2008

By: /s/ Ronald E. Callaway Ronald E. Callaway Director	By: /s/ Byron K. Radcliff Byron K. Radcliff Director
Date: March 14, 2008	Date: March 14, 2008

By: /s/ David L. Deffner David L. Deffner Director	By: /s/ Walter H. Wulf, Jr. Walter H. Wulf, Jr. President, Principal Executive Officer and Director
Date: March 14, 2008	Date: March 14, 2008

By: /s/ Robert M. Kissick Robert M. Kissick Director	By: /s/ Debra P. Roe Debra P. Roe, CPA Chief Financial Officer
Date: March 14, 2008	Date: March 14, 2008

11.

BKD LLP

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

Audit Committee, Board of Directors and Stockholders
The Monarch Cement Company
Humboldt, Kansas

In connection with our audit of the basic consolidated financial statements of The Monarch Cement Company for each of the three years in the period ended December 31, 2007, we have also audited the following financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic consolidated financial statements. The schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the basic consolidated financial statements.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ **BKD, LLP**

Kansas City, Missouri
March 12, 2008

120 West 12th Street, Suite 1200 Kansas City, MO 64105-1936 816.221.6300 Fax 816.221.6380

bkd.com

Beyond Your Numbers

Praxity MEMBER GLOBAL ALLIANCE OF INDEPENDENT FIRMS

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

SCHEDULE II ‑‑ VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2007

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deduction from Reserves	Balance at End of Period
FOR THE YEAR ENDED DECEMBER 31, 2007: Reserve for doubtful accounts	$ 641,000	$ 290,000	(1) $ 291,000	$ 640,000

FOR THE YEAR ENDED DECEMBER 31, 2006: Reserve for doubtful accounts	$ 602,000	$ 277,000	$ 238,000	$ 641,000

FOR THE YEAR ENDED DECEMBER 31, 2005: Reserve for doubtful accounts	$ 727,000	$ (23,000)	$ 102,000	$ 602,000

     (1) Writeoff of uncollectible accounts, net of collections on accounts previously written off.

 13.

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

                       10.1(e)         Fifth amendment to agreement dated January 1, 2001, between the
                                                Bank of Oklahoma N.A. and The Monarch Cement Company
                                                as amended by first amendment dated December 31, 2002,
                                                second amendment dated December 31, 2003, third amendment
                                                dated December 31, 2004 and fourth amendment dated
                                                January 1, 2006.  (Filed with the Company's Annual Report on
                                                Form 10-K for the year ended December 31, 2006 (File No. 0-2757)
                                                as Exhibit 10.1(e) and incorporated herein by reference.)

                       10.1(f)         Sixth amendment to agreement dated January 1, 2001, between the
                                                Bank of Oklahoma N.A. and The Monarch Cement Company
                                                as amended by first amendment dated December 31, 2002,
                                                second amendment dated December 31, 2003, third amendment
                                                dated December 31, 2004, fourth amendment dated
                                                January 1, 2006 and fifth amendment dated December 31, 2006.

                        13                2007 Annual Report to Stockholders.

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
                                                of the Board dated March 14, 2008.

                        32.2             18 U.S.C. Section 1350 Certificate of the Chief Financial Officer
                                                dated March 14, 2008.