Form 10-Q
period 2008-03-31
MONARCH CEMENT CO
filed 2008-05-09
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
             For the quarterly period ended March 31, 2008, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   X      NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer           Accelerated filer   X     Non-accelerated filer           Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES           NO   X

As of May 1, 2008, there were 2,517,918 shares of Capital Stock, par value $2.50 per share outstanding and 1,509,040 shares of Class B Capital Stock, par value $2.50 per share outstanding.

PART I  -  FINANCIAL INFORMATION

The condensed consolidated financial statements included in this report have been prepared by our Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Our Company believes that the disclosures are adequate to make the information presented not misleading.  The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented.  Those adjustments consist only of normal, recurring adjustments.  The condensed consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Company's most recent annual report on Form 10‑K for 2007 filed with the Securities and Exchange Commission.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Item 1.       Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007
ASSETS	2 0 0 8	2 0 0 7
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$ 2,412,950	$ 4,404,116
Receivables, less allowances of $649,000 in 2008 and
$640,000 in 2007 for doubtful accounts	15,514,987	13,531,221
Inventories, priced at cost which is not in excess of market-
Finished cement	$ 6,548,526	$ 6,110,974
Work in process	1,374,029	2,569,641
Building products	4,918,721	4,518,379
Fuel, gypsum, paper sacks and other	5,620,298	4,606,447
Operating and maintenance supplies	10,318,528	9,759,949
Total inventories	$ 28,780,102	$ 27,565,390
Refundable federal and state income taxes	704,889	-
Deferred income taxes	635,000	635,000
Prepaid expenses	730,432	248,380
Total current assets	$ 48,778,360	$ 46,384,107
PROPERTY, PLANT AND EQUIPMENT, at cost, less
accumulated depreciation and depletion of $143,198,559
in 2008 and $140,661,628 in 2007	91,632,646	93,301,169
DEFERRED INCOME TAXES	13,629,534	13,155,534
INVESTMENTS, $2,060,850 at 3/31/08 and 3/31/07 carried at cost	14,124,757	13,468,319
OTHER ASSETS	1,104,151	1,179,116
	$ 169,269,448	$ 167,488,245
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$ 6,348,658	$ 6,413,945
Line of credit payable	6,303,743	-
Current portion of advancing term loan	2,116,506	2,181,524
Accrued liabilities	4,784,692	6,749,711
Total current liabilities	$ 19,553,599	$ 15,345,180
LONG-TERM DEBT	17,542,890	18,024,478
ACCRUED POSTRETIREMENT BENEFITS	27,709,324	27,206,515
ACCRUED PENSION EXPENSE	5,892,299	5,848,510
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	708,864	709,038
STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued 2,513,258 shares
at 3/31/2008 and 2,510,708 shares at 12/31/2007	$ 6,283,145	$ 6,276,770
Class B capital stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-
share basis - Authorized 10,000,000 shares, Issued 1,513,700
shares at 3/31/2008 and 1,516,250 shares at 12/31/2007	3,784,250	3,790,625
Retained earnings	96,686,575	98,488,627
Accumulated other comprehensive loss	(8,891,498)	(8,201,498)
Total stockholders' investment	$ 97,862,472	$ 100,354,524
	$ 169,269,448	$ 167,488,245
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

	2008	2007
NET SALES	$ 25,089,226	$ 24,212,360
COST OF SALES	23,808,903	20,477,880
Gross profit from operations	$ 1,280,323	$ 3,734,480
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,894,199	3,848,438
Loss from operations	$ (2,613,876)	$ (113,958)
OTHER INCOME (EXPENSE):
Interest income	$ 74,898	$ 65,888
Interest expense	(254,147)	(475,670)
Gains on equity investments	-	1,209,318
Dividend Income	25,709	34,569
Other, net	240,364	185,086
	$ 86,824	$ 1,019,191

Income (loss) before taxes on income	$ (2,527,052)	$ 905,233
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(725,000)	275,000

NET INCOME (LOSS)	$ (1,802,052)	$ 630,233

RETAINED EARNINGS, beginning of period	98,488,627	86,797,943

RETAINED EARNINGS, end of period	$ 96,686,575	$ 87,428,176
Basic earnings (loss) per share	$ (0.45)	$ 0.16

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)

	2008	2007
NET INCOME (LOSS)	$ (1,802,052)	$ 630,233
UNREALIZED APPRECIATION (DEPRECIATION)
ON AVAILABLE FOR SALE SECURITIES
(Net of deferred tax expense (benefit) of $(460,000)
and $648,000 for 2008 and 2007, respectively)	(690,000)	971,318

LESS: RECLASSIFICATION ADJUSTMENT FOR
REALIZED GAINS INCLUDED IN
NET INCOME (net of deferred tax expense
of $-0- and $484,000 for 2008 and 2007, respectively)	-	725,318
COMPREHENSIVE INCOME (LOSS)	$ (2,492,052)	$ 876,233

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$ (1,802,052)	$ 630,233
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation, depletion and amortization	2,734,869	2,853,402
Minority interest in losses of subsidiaries	(174)	(14,413)
Deferred income taxes	(14,000)	(443)
Gain on disposal of assets	(18,000)	(13,652)
Realized gain on sale of equity investments	-	(1,209,318)
Change in assets and liabilities:
Receivables, net	(1,983,766)	(722,478)
Inventories	(1,214,712)	(5,277,706)
Refundable income taxes	(704,889)	275,000
Prepaid expenses	(482,052)	(449,650)
Other assets	5,392	5,557
Accounts payable and accrued liabilities	245,756	2,020,509
Accrued postretirement benefits	502,809	422,335
Accrued pension expense	43,789	137,309
Net cash used for operating activities	$ (2,687,030)	$ (1,343,315)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$ (1,500,974)	$ (1,099,734)
Proceeds from disposals of property, plant and equipment	18,000	18,750
Payment for purchases of equity investments	(1,806,438)	(286,673)
Proceeds from disposals of equity investments	-	1,803,293
Net cash provided by (used for) investing activities	$ (3,289,412)	$ 435,636

FINANCING ACTIVITIES:
Increase in line of credit, net	$ 6,303,743	$ 3,447,740
Payments on bank loans	(467,374)	(498,170)
Payments on other long-term debt	(79,231)	(53,802)
Cash dividends paid	(1,771,862)	(1,691,322)
Net cash provided by financing activities	$ 3,985,276	$ 1,204,446

Net increase (decrease) in cash and cash equivalents	$ (1,991,166)	$ 296,767
Cash and Cash Equivalents, beginning of year	4,404,116	2,410,623
Cash and Cash Equivalents, end of period	$ 2,412,950	$ 2,707,390

Interest paid, net of amount capitalized	$ 247,633	$ 467,226
Income taxes paid, net of refunds	$ 560,000	$ -
Capital equipment additions included in accounts payable	$ 41,885	$ 365,881
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007 (Unaudited), and December 31, 2007

  For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10‑K.

  Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.  The weighted average number of shares outstanding was 4,026,958 in the first quarter of 2008 and 2007.  The Company has no common stock equivalents and therefore, does not report diluted earnings per share.

  Our Company groups its operations into two lines of business - Cement Business and Ready-Mixed Concrete Business.  The "Cement  Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products, precast concrete construction, and sundry building materials business.  Corporate assets for 2008 include cash and cash equivalents, refundable federal and state income taxes, deferred income taxes, investments and other assets.  In 2007, corporate assets include cash and cash equivalents, deferred income taxes, and investments and other assets.  Following is information for each line for the periods indicated:

	Cement Business	Ready-Mixed Concrete Business	Adjustments and Eliminations	Consolidated
For the Three Months Ended 3/31/08
Sales to unaffiliated customers	$ 9,534,781	$ 15,554,445	$ ‑	$ 25,089,226
Intersegment sales	2,615,710	‑	(2,615,710)	‑
Total net sales	$ 12,150,491	$ 15,554,445	$ (2,615,710)	$ 25,089,226

Loss from operations	$ (1,432,407)	$ (1,181,469)		$ (2,613,876)
Other income, net				86,824
Loss before income taxes				$ (2,527,052)
Capital Expenditures	$ 562,774	$ 434,000		$ 996,774

For the Three Months Ended 3/31/07
Sales to unaffiliated customers	$ 9,740,410	$ 14,471,950	$ ‑	$ 24,212,360
Intersegment sales	2,351,083	-	(2,351,083)	‑
Total net sales	$ 12,091,493	$ 14,471,950	$ (2,351,083)	$ 24,212,360

Income (loss) from operations	$ 704,992	$ (818,950)		$ (113,958)
Other income, net				1,019,191
Income before income taxes				$ 905,233
Capital Expenditures	$ 917,549	$ 386,538		$ 1,304,087

	Cement Business	Ready-Mixed Concrete Business	Consolidated
Balance as of 3/31/08
Identifiable Assets	$ 99,101,378	$ 37,556,789	$ 136,658,167
Corporate Assets			32,611,281
			$ 169,269,448
Balance as of 12/31/07
Identifiable Assets	$ 98,071,562	$ 36,574,598	$ 134,646,160
Corporate Assets			32,842,085
			$ 167,488,245

  The following table presents the components of net periodic costs as of March 31, 2008 and 2007:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$ 155,434	$ 102,682	$ 147,998	$ 130,830
Interest cost	482,521	319,606	457,265	411,728
Expected return on plan assets	(564,659)	(353,829)	-	-
Amortization of prior service cost	20,494	14,019	-	-
Recognized net actuarial gain	34,498	42,876	-	-
Unrecognized net loss	-	-	291,787	206,040
Net periodic expense	$ 128,288	$ 125,354	$ 897,050	$ 748,598

As previously disclosed in our financial statements for the year ended December 31, 2007, Monarch expects to contribute approximately $1,339,000 to the pension fund in the last three quarters of 2008.  The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets.  As previously disclosed in our financial statements for the year ended December 31, 2007, Monarch expects to contribute approximately $1,650,000 to this plan in 2008.  As of March 31, 2008, we have contributed about $395,000 and anticipate contributing an additional $1,255,000 to this plan in 2008 for a total of $1,650,000.

  A Monarch subsidiary, Monarch and three of its officers are involved in a lawsuit with the former officers of that subsidiary and companies formed by those officers.  All claims against Monarch, its subsidiary and officers have been dismissed by the court; on the counterclaims asserted by Monarch and the subsidiary, summary judgment on liability has been granted against the former officers.  For additional information on this matter, see Item 1, Part II of this report on Form 10-Q.

  The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2004.

  As of March 31, 2008, the amount of accounts payable related to property, plant and equipment was $41,885 compared to December 31, 2007 which was $546,085.

  The Company adopted the provisions of  the Financial Accounting Standards Board (FASB) SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy.  The standard describes three levels of inputs that may be used to measure fair value.  Level 1 uses quoted prices in active markets for identical assets or liabilities.  Level 2 uses observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 3 uses unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  SFAS No. 157 is effective on a prospective basis for all fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Positions (FSP) No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope.  The Company is evaluating the impact, if any, the adoption of this FSP will have on the Company's consolidated financial statements.

The following table summarizes the bases used to measure certain assets at fair value on a recurring basis in the balance sheet:

Fair Value Measurements at Reporting Date Using
Assets:	Balance at 03/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$ 12,063,907	$ 12,063,907	$ -	$ -
Total	$ 12,063,907	$ 12,063,907	$ -	$ -

Assets:	Balance at 03/31/07
Available-for-sale securities	$ 11,407,469	$ 11,407,469	$ -	$ -
Total	$ 11,407,469	$ 11,407,469	$ -	$ -

The Company has no liabilities in either year requiring remeasurement to fair value on a recurring basis in the balance sheet.  The Company also has no assets or liabilities in either year requiring remeasurement to fair value on a non-recurring basis in the balance sheet.

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q report filed with the Securities and Exchange Commission, constitute "forward-looking statements".  Except for historical information, the statements made in this report are forward-looking statements that involve risks and uncertainties.  You can identify these statements by forward-looking words such as "should", "expect", "anticipate", "believe", "intend", "may", "hope", "forecast" or similar words.  In particular, statements with respect to variations in future demand for our products in our market area or the future activity of federal and state highway programs and other major construction projects, the timing, scope, cost and benefits of our proposed and recently completed capital improvements and expansion plans, including the resulting increase in production capacity, our forecasted cement sales, the timing and source of funds for the repayment of our revolving line of credit, our ability to pay dividends at the current level, our anticipated expenditures for benefit plans, and our anticipated increase in solid fuels and electricity required to operate our facilities and equipment are all forward-looking statements.  You should be aware that forward-looking statements involve known and unknown risks, uncertainties, and other factors that may affect the actual results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others:

  general economic and business conditions;

  competition;

  raw material and other operating costs;

  costs of capital equipment;

  changes in business strategy or expansion plans;

  demand for our Company's products;

  cyclical and seasonal nature of our business;

  the effect weather has on our business;

  the effect of environmental and other government regulation; and

  the effect of federal and state funding on demand for our products.

RESULTS OF OPERATIONS - CRITICAL ACCOUNTING POLICIES

    Reference is made to the Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Policies incorporated herein by reference to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007 for accounting policies which are considered by management to be critical to an understanding of the Company's financial statements.

RESULTS OF OPERATIONS - OVERVIEW

    Our products are used in residential, commercial and governmental construction.  In recent years, the Company has spent substantial sums on major plant modifications designed to increase our cement production capacity to meet our customers' needs and to improve our production processes.  Improvements are planned over the next few years to further improve our production processes, particularly in the handling and processing of raw materials.

    Operating results for the first quarter vary considerably from year-to-year.  The continued slump in the residential housing market reduced demand for cement and ready-mixed concrete which resulted in sales volume decreases.  Despite the volume decreases, we had higher overall sales, primarily as a result of price increases in both segments and an increase in precast concrete construction sales.

    Based on sales forecasts and inventory levels at the beginning of 2008, the Company elected to reduce cement production in the first quarter of 2008 and to take that opportunity to undertake major plant repairs and maintenance, largely using our own production personnel.  Our gross profits were adversely affected in the first quarter of 2008 by this decision, since the ongoing costs of the cement plant, normally allocated to inventory produced, were expensed as part of plant maintenance.  These costs and overall higher costs, especially in fuel, raw material and transportation, were the primary factors contributing to the net loss for the first quarter of 2008.

RESULTS OF OPERATIONS - FIRST QUARTER OF 2008 COMPARED TO FIRST QUARTER OF 2007

    Consolidated net sales for the three months ended March 31, 2008, increased by $.9 million when compared to the three months ended March 31, 2007.  Sales in our Cement Business were lower by $.2 million and sales in our Ready-Mixed Concrete Business were higher by $1.1 million.  Cement Business sales decreased $.7 million due to a 7.3% decrease in volume sold and increased $.5 million due to price increases.  The Ready-Mixed Concrete Business sales increase was due to a $1.5 million increase in precast concrete construction sales which was partially offset by a $.4 million decrease in ready-mix concrete and other sundry building materials sales.

    Consolidated cost of sales for the three months ended March 31, 2008, increased by $3.3 million when compared to the three months ended March 31, 2007.  Cost of sales in our Cement Business was higher by $2.0 million and cost of sales in our Ready-Mixed Concrete Business was higher by $1.3 million.  Cement Business cost of sales increased primarily due to the reduction in volume produced as discussed in "Overview" above.  Tons of cement produced in the first quarter of 2008 declined by 35.7%, as compared to the first quarter of 2007.  Ready-Mixed Concrete Business cost of sales increased $1.4 million due to a 67.6% increase in precast concrete construction sales which was partially offset by ready-mixed concrete and other sundry building materials' $.1 million decline.

    As a result of the above sales and cost of sales factors, our overall gross profit rate for the three months ended March 31, 2008 was 5.1% versus 15.4% for the three months ended March 31, 2007.  The decline was primarily due to the Cement Business which dropped from 27.7% gross profit in the first three months ended March 31, 2007 to 4.7% for the first three months ended March 31, 2008.

    Selling, general, and administrative expenses increased by 1.2% during the first quarter of 2008 compared to the first quarter of 2007.

    For the first three months of 2008, there were no gains realized on equity investment sales as compared to the same period in 2007 when the Company realized a gain of approximately $1.2 million.

    Interest expense decreased about $.2 million for the first quarter of 2008 as compared to the first quarter of 2007 due to a decrease in interest rates and a decrease in borrowings.  The Company utilized these loans for capital improvements and temporary operating funds.

    The effective tax rates for the three months ended March 31, 2008 and 2007 were 28.7% and 30.4%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction, minority interest in consolidated income (loss) and valuation allowance.  Taxes for the current year are estimated based on prior year effective tax rates.

 LIQUIDITY

    We are able to meet our cash needs primarily from a combination of operations and bank loans.

    Net cash used for operating activities totaled $2.7 million for the three months ended March 31, 2008, an increase in the use of cash of $1.3 million as compared with the three months ended March 31, 2007.  Net income decreased by $2.4 million from 2007 to 2008 primarily due to the decline in the gross profit margin that resulted primarily from the reduction in volume produced as discussed under "Overview" above and the $1.2 million decrease in realized gains on the sale of equity investments. Receivables increased more in the first quarter of 2008 than 2007 due primarily to an increase in sales for March of 2008 over March of 2007. Inventories used less cash in 2008 than 2007 as a result of the decision to reduce production as described under "Overview" above.  As a result of the reduction, finished cement inventory only increased $.4 million during the quarter and work-in-process decreased $1.2 million while finished cement and work-in-process increased $3.5 million and $.5 million, respectively, for the corresponding quarter in 2007.  Approximately $.6 million more cash was used in the first quarter of 2008 over 2007 for fuel, gypsum, paper sacks and other inventory primarily due to coal and petroleum coke purchases exceeding amounts consumed in the production process.  More cash was provided in the first quarter of 2007 than 2008 as a result of a $1.9 million increase in payables during the first quarter of 2007 as compared to a slight decline in 2008.

    Net cash used for investing activities totaled $3.3 million in the first quarter of 2008 while $.4 million was provided in the first quarter of 2007.  The $3.7 million increase in net cash used for investing activities from the first quarter of 2007 to the first quarter of 2008 is principally due to the increase in purchases of equity investments while there was a $1.8 million decrease in proceeds from disposals of such investments.  Payments for purchases of equity investments totaled $1.8 million and $.3 million in 2008 and 2007, respectively. Proceeds from disposals totaled $1.8 million in 2007 while no investments were disposed of in 2008.

    Net cash provided by financing activities totaled $4.0 million and $1.2 million for 2008 and 2007, respectively, and were primarily the result of bank loan and revolving line of credit balances.  These loans were used to cover increases in receivables, inventories, and equity investments plus approximately $1.5 million for cash expenditures for property, plant and equipment.

    In December 2007, we renewed and modified our revolving line of credit with our current lender.  Our current credit facilities consist of an unsecured $25 million advancing term loan maturing December 31, 2009 and a $15 million revolving line of credit maturing December 31, 2008.  The term loan bears a floating interest rate based on JP Morgan Chase prime rate less .75% and the revolving line of credit bears a floating interest rate based on lender's national prime rate less 1.25% for 2008.  The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the first quarter of 2008.  As of March 31, 2008, we had borrowed $18.9 million on the advancing term loan and $6.3 million on the revolving line of credit leaving a balance available on the revolving line of credit of $8.7 million.  The annual weighted average interest rate we paid on the advancing term loan during the first quarter of 2008 and 2007 was 5.60% and 7.50%, respectively.  The annual weighted average interest rate we paid on the revolving line of credit during the first quarter of 2008 and 2007 was 5.10% and 7.25%, respectively.  At the end of the quarter, the applicable interest rate was 5.25% on the advancing term loan and 4.75% on the revolving line of credit. The advancing term loan was used to help finance the expansion project at our cement manufacturing facility.  The revolving line of credit was used to fund increases in equity investments, cash expenditures for property, plant and equipment and operating expenses.  Our board of directors has given management the authority to borrow an additional $10 million for a maximum of $50 million.

    Projects in the planning and design phases include improvements to our fuel handling system and installation of an overland conveyor system to improve efficiencies in moving raw materials.  The improvements to the fuel handling system are expected to be completed in late 2008 or early 2009 at a cost of approximately $4.0 million.  Installation of the overland conveyor system will take eighteen to twenty-four months to complete after the purchase order is issued, which is expected to occur later this year.  We anticipate capital expenditures for 2008 to be higher than 2007 levels, but we do not anticipate the need for additional bank financing other than that available under our existing revolving line of credit.

    For several years the Company has paid a $.20 per share dividend in January, March, June and September.  Beginning with the April 2006 Board of Directors meeting, the Board elected to increase these dividends to $.21 per share, at the April 2007 Board of Directors meeting, the Board increased the dividend to $.22 per share, and at the April 2008 Board of Directors meeting, the Board increased the dividend to $.23 per share. Although dividends are declared at the Board's discretion, we project future earnings will support the continued payment of dividends at the current level.

FINANCIAL CONDITION

    Total assets as of March 31, 2008 were $169.3 million, an increase of $1.8 million since December 31, 2007.  Increases in receivables and finished cement inventory are common during the first quarter of the year due to the seasonality of our business (see Seasonality below). Receivables and finished cement inventory increased approximately $2.0 million and $.4 million, respectively.  Fuel, gypsum, paper sacks and other inventory increased $1.0 million primarily due to purchases of coal and petroleum coke exceeding amounts consumed in the production process.  Operating and maintenance supplies inventory increased $.6 million due to purchases of specialized repair supplies related to the recently completed construction in the production facilities.  Management continually evaluates the lead time to obtain repair parts which are critical to its cement operations in determining which parts to keep in inventory.  Work-in-process decreased $1.2 million primarily due to the decision to reduce production as discussed under "Overview" above.  Prepaid expenses increased by $.5 million primarily due to insurance deposits.  Deferred income taxes increased primarily due to decreases in unrealized holding gains related to equity investments.  Investments increased despite an unrealized loss of approximately $1.1 million due to the purchase of $1.8 million of equity investments.

    Indebtedness increased about $5.8 million during the first three months of 2008 primarily due to funding the increases in receivables, inventories, and equity investments just discussed plus approximately $1.5 million for cash expenditures for property, plant and equipment.

    Cash dividends liability decreased by $1.8 million from December 31, 2007 to March 31, 2008 due to the timing of when dividends are declared.  In addition, net unrealized holding gains decreased by $.7 million and accrued post-retirement benefits liability increased $.5 million.

CAPITAL RESOURCES

    The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Capital expenditures during the first quarter of 2008 included expenditures to improve efficiencies in moving raw materials. We also invested in routine equipment purchases during the first quarter of 2008, primarily in the Ready-Mixed Concrete Business. During the first quarter of 2008, cash expenditures for property, plant and equipment totaled approximately $1.5 million, excluding the amounts that are included in accounts payable.

    The Company is heavily involved in the planning and design phases for two future capital expenditure projects in the Cement Business.  These projects include improvements to our fuel handling system and installation of an overland conveyor system to improve efficiencies in moving raw materials. The improvements to the fuel handling system are expected to be completed in late 2008 or early 2009 at a cost of approximately $4.0 million.  Installation of the overland conveyor system is anticipated to take eighteen to twenty-four months to complete after the purchase order is issued,  which is expected to occur later this year.  The Company also plans to invest in other miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business in 2008.  It is expected that the Company's capital expenditures will approximate $14 million during 2008 and will be funded with a mixture of cash from operations and temporary bank loans. We do not anticipate the need for additional bank financing beyond the amount available through our existing revolving line of credit.

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

INFLATION

    Inflation directly affects the Company's operating costs.  The manufacture of cement requires the use of a significant amount of energy.  The Company burns primarily solid fuels, such as coal and petroleum coke, and to a lesser extent natural gas, in its kilns.  Increases above the rate of inflation in the cost of these solid fuels, natural gas, or in the electricity required to operate our cement manufacturing equipment could adversely affect our operating profits.  We anticipate a significant increase in our fuel cost in 2009 as a result of the expiration of a five year coal contract at the end of 2008.  Prices of the specialized replacement parts and equipment the Company must continually purchase tend to increase directly with the rate of inflation causing manufacturing costs to increase.

ENVIRONMENTAL REGULATIONS

    Regulation of carbon dioxide emissions are currently being discussed by both state and federal legislative bodies and regulators.  As part of the chemical process involved in the production of portland cement, carbon dioxide is driven off of raw materials.  While management is studying practices and technology which may reduce or sequester carbon dioxide emissions, the current state of technology has yet to provide a solution.  The effect of regulation may increase taxes, penalties, and the cost of production, as well as require additional capital expenditures for equipment.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

    The Company owns $14.1 million of equity securities, primarily publicly traded entities, as of March 31, 2008.  The aggregate amount of securities carried at cost which the Company has not elected the fair value option for was $2.1 million as of March 31, 2008. The balance of these investments, which are stated at fair market value, are not hedged and are exposed to the risk of changing market prices.  The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period unless they are securities the Company has not elected the fair value option for.  Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations.  An immediate 10% change in the market price of our equity securities would have a $.7 million effect on comprehensive income.   The Company is not aware of any events or changes in circumstances that occurred during the first quarter of 2008 that had a significant adverse effect on the fair value of the investments carried at cost.

    The Company also has $25.2 million of bank loans as of March 31, 2008.  Interest rates on the Company's advancing term loan and revolving line of credit are variable and are based on the JP Morgan Chase prime rate less .75% and lender's national prime rate less 1.25%, respectively.

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

    There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION

Item 1.       Legal Proceedings

    The Company and Tulsa Dynaspan, Inc. ("TDI") a subsidiary of the Company, are defendants in a case brought by David Markle, Richard Evilsizer, and five other named plaintiffs, filed in the District Court of Tulsa County, Oklahoma, on December 29, 2004 and amended on January 19, 2005, January 6, 2006, August 18, 2006, and January 12, 2007. Prior to the August 18, 2006 amendment, Plaintiffs dismissed claims they had previously asserted for defamation and various business torts, derivative claims brought on behalf of the Company, and claims to ownership of an invention relating to parking garage construction. Markle and Evilsizer remain as Plaintiffs; the five other original Plaintiffs remain in the action only as counterclaim defendants. Plaintiffs seek an award of actual and exemplary damages from the Company, one of its directors and four of TDI's directors for alleged breach of fiduciary duties owed to TDI, based upon derivative and breach of contract claims. The Company has asserted a counterclaim based upon breach of contract against Markle and TDI has asserted counterclaims based upon breach of fiduciary duty, misappropriation, violations of the Computer Fraud and Abuse Act and the Oklahoma Trade Secrets Act, unjust enrichment, and various business torts against all of the original plaintiffs. Plaintiffs also seek an order from the Court that the Company purchase Plaintiffs' shares of TDI stock for fair value. On April 10, 2007, the Court heard arguments on various motions and subsequently entered the following orders: Monarch and the individual directors' motion for summary judgment dismissing all of Plaintiffs' claims was granted; Monarch's motion for summary judgment on its pre-termination competition claim against Markle was granted; TDI's motion for summary judgment against Plaintiffs for unjust enrichment and breach of fiduciary duty was granted; Markle's motion for partial summary judgment on the non-compete agreement executed by the parties was denied.  Additional hearings to establish TDI's and Monarch's damages will be necessary; all of Plaintiffs' claims have now been dismissed.  Because of the failure of certain plaintiffs to participate in a pretrial conference the proceedings are now bifurcated.  Markle and Evilsizer have filed bankruptcy.  Complaints to collect damages from Markle and Evilsizer have been filed in the Bankruptcy courts.  A hearing on actual and punitive damages against Parking Builders, GBS and ENCO was held on February 1, 2008.  On February 29, 2008, TDI was awarded $3,117,574 in actual damages and an additional $3,117,574 in punitive damages against GBS and ENCO; TDI was awarded $1,614,720 in actual damages and an additional $1,614,720 in punitive damages against Parking Builders.  No assurances can be given as to the collectability of these damage awards.  TDI has settled its claims against Martin and Bobbitt.

Item 6.       Exhibits

31.1  Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2  Certificate of the Chief Financial Officer pursuant to Section 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934.

32.1  18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated May 9, 2008.

32.2  18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated May 9, 2008.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company
                                                                                                (Registrant)

Date      May 9, 2008                                              /s/ Walter H. Wulf, Jr.

Walter H. Wulf, Jr.
                                                                                President and
                                                                                Chairman of the Board

Date      May 9, 2008                                             /s/ Debra P. Roe

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
                                            and Chairman of the Board dated May 9, 2008.

32.2                           18 U.S.C. Section 1350 Certificate of the
                                            Chief Financial Officer dated May 9, 2008.