Form 10-Q
period 2008-06-30
MONARCH CEMENT CO
filed 2008-08-08
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
             For the quarterly period ended June 30, 2008, or

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

Large accelerated filer		Accelerated filer X
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES           NO   X

As of July 31, 2008, there were 2,520,818 shares of Capital Stock, par value $2.50 per share outstanding and 1,506,140 shares of Class B Capital Stock, par value $2.50 per share outstanding.

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

Item 1.       Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007
ASSETS	2 0 0 8	2 0 0 7
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$ 3,648,367	$ 4,404,116
Receivables, less allowances of $670,000 in 2008 and
$640,000 in 2007 for doubtful accounts	21,616,002	13,531,221
Inventories, priced at cost which is not in excess of market-
Finished cement	$ 4,485,659	$ 6,110,974
Work in process	775,433	2,569,641
Building products	5,063,048	4,518,379
Fuel, gypsum, paper sacks and other	5,707,637	4,606,447
Operating and maintenance supplies	10,308,605	9,759,949
Total inventories	$ 26,340,382	$ 27,565,390
Deferred income taxes	635,000	635,000
Prepaid expenses	559,360	248,380
Total current assets	$ 52,799,111	$ 46,384,107
PROPERTY, PLANT AND EQUIPMENT, at cost, less
accumulated depreciation and depletion of $145,741,585
in 2008 and $140,661,628 in 2007	93,502,609	93,301,169
DEFERRED INCOME TAXES	14,703,534	13,155,534
INVESTMENTS, $2,101,675 in 2008 and $2,060,850 in 2007 at cost	13,051,525	13,468,319
OTHER ASSETS	1,538,316	1,179,116
	$ 175,595,095	$ 167,488,245
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$ 10,635,865	$ 6,413,945
Line of credit payable	7,029,435	-
Current portion of advancing term loan	2,140,582	2,181,524
Accrued liabilities	5,101,880	6,749,711
Total current liabilities	$ 24,907,762	$ 15,345,180
LONG-TERM DEBT	16,915,327	18,024,478
ACCRUED POSTRETIREMENT BENEFITS	28,044,679	27,206,515
ACCRUED PENSION EXPENSE	6,067,843	5,848,510
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	708,864	709,038
STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued 2,519,218 shares
at 6/30/2008 and 2,510,708 shares at 12/31/2007	$ 6,298,045	$ 6,276,770
Class B capital stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-
share basis - Authorized 10,000,000 shares, Issued 1,507,740
shares at 6/30/2008 and 1,516,250 shares at 12/31/2007	3,769,350	3,790,625
Retained earnings	99,364,723	98,488,627
Accumulated other comprehensive loss	(10,481,498)	(8,201,498)
Total stockholders' investment	$ 98,950,620	$ 100,354,524
	$ 175,595,095	$ 167,488,245
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and Six Months Ended June 30, 2008 and 2007 (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
NET SALES	$ 42,996,482	$ 40,090,959	$ 68,085,708	$ 64,303,319
COST OF SALES	33,992,699	30,757,645	57,801,602	51,235,525
Gross profit from operations	$ 9,003,783	$ 9,333,314	$ 10,284,106	$ 13,067,794
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,999,798	3,542,993	7,893,997	7,391,431
Income from operations	$ 5,003,985	$ 5,790,321	$ 2,390,109	$ 5,676,363
OTHER INCOME (EXPENSE):
Interest income	$ 62,838	$ 70,165	$ 137,736	$ 136,053
Interest expense	(280,523)	(548,592)	(534,670)	(1,024,262)
Gains on equity investments	-	904,368	-	2,113,686
Dividend income	75,804	52,205	101,513	86,774
Other, net	197,244	498,986	437,608	684,072
	$ 55,363	$ 977,132	$ 142,187	$ 1,996,323

Income before taxes on income	$ 5,059,348	$ 6,767,453	$ 2,532,296	$ 7,672,686
PROVISION FOR INCOME TAXES	1,455,000	2,125,000	730,000	2,400,000

NET INCOME	$ 3,604,348	$ 4,642,453	$ 1,802,296	$ 5,272,686

RETAINED EARNINGS, beg. of period	96,686,575	87,428,176	98,488,627	86,797,943
Less cash dividends	926,200	885,931	926,200	885,931
RETAINED EARNINGS, end of period	$ 99,364,723	$ 91,184,698	$ 99,364,723	$ 91,184,698
Basic earnings per share	$ .90	$ 1.15	$ .45	$ 1.31
Cash dividends per share	$ 0.23	$ 0.22	$ 0.23	$ 0.22

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and Six Months Ended June 30, 2008 and 2007 (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
NET INCOME	$ 3,604,348	$ 4,642,453	$ 1,802,296	$ 5,272,686
UNREALIZED APPRECIATION (DEPRECIATION)
ON AVAILABLE FOR SALE SECURITIES (Net
of deferred tax expense (benefit) of $(1,060,000), $204,000,
$(1,520,000), and $852,000, respectively)	(1,590,000)	310,368	(2,280,000)	1,281,686

LESS: RECLASSIFICATION ADJUSTMENT FOR
REALIZED GAINS INCLUDED IN
NET INCOME (net of deferred tax expense
of $-0-, $360,000, $-0-,and $844,000, respectively)	-	544,368	-	1,269,686
COMPREHENSIVE INCOME (LOSS)	$ 2,014,348	$ 4,408,453	$ (477,704)	$ 5,284,686

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007 (Unaudited)
	2008	2007
OPERATING ACTIVITIES:
Net income	$ 1,802,296	$ 5,272,686
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	5,834,692	5,768,977
Minority interest in losses of subsidiaries	(174)	(120,957)
Deferred income taxes	(28,000)	(442)
Gain on disposal of assets	(208,699)	(145,997)
Realized gain on sale of equity investments	-	(2,113,686)
Change in assets and liabilities:
Receivables, net	(8,084,781)	(4,837,062)
Inventories	1,451,786	(4,853,667)
Refundable income taxes	-	739,574
Prepaid expenses	(310,980)	(375,166)
Other assets	53,375	10,740
Accounts payable and accrued liabilities	4,700,133	3,211,814
Accrued postretirement benefits	838,164	840,535
Accrued pension expense	219,333	(198,769)
Net cash provided by operating activities	$ 6,267,145	$ 3,198,580

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$ (4,722,884)	$ (4,148,405)
Proceeds from disposals of property, plant and equipment	221,850	175,736
Payment for acquisition of business	(2,319,934)	-
Payment for purchases of equity investments	(3,383,206)	(931,096)
Proceeds from disposals of equity investments	-	3,051,038
Purchases of subsidiaries' stock	-	(189,740)
Net cash used for investing activities	$ (10,204,174)	$ (2,042,467)

FINANCING ACTIVITIES:
Increase in line of credit, net	$ 7,029,435	$ 2,650,094
Payments on bank loans	(990,917)	(1,001,138)
Payments on other long-term debt	(159,176)	(107,901)
Cash dividends paid	(2,698,062)	(2,577,253)
Net cash provided by (used for) financing activities	$ 3,181,280	$ (1,036,198)

Net increase (decrease) in cash and cash equivalents	$ (755,749)	$ 119,915
Cash and Cash Equivalents, beginning of period	4,404,116	2,410,623
Cash and Cash Equivalents, end of period	$ 3,648,367	$ 2,530,538

Interest paid, net of amount capitalized	$ 547,697	$ 1,029,351
Income taxes paid, net of refunds	$ 560,000	$ -
Capital equipment additions included in accounts payable	$ 191,903	$ 1,426
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007 (Unaudited), and December 31, 2007

  For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10‑K.

  Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.  The weighted average number of shares outstanding was 4,026,958 in the second quarter of 2008 and 2007 and in the first six months of 2008 and 2007.  The Company has no common stock equivalents and therefore, does not report diluted earnings per share.

  Our Company groups its operations into two lines of business - Cement Business and Ready-Mixed Concrete Business.  The "Cement  Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products, precast concrete construction, and sundry building materials business.  Corporate assets for 2008 and 2007 include cash and cash equivalents, deferred income taxes, investments and other assets. Following is information for each line for the periods indicated:

	Cement Business	Ready-Mixed Concrete Business	Adjustments and Eliminations	Consolidated
For the Three Months Ended 6/30/08
Sales to unaffiliated customers	$ 19,627,142	$ 23,369,340	$ ‑	$ 42,996,482
Intersegment sales	4,602,382	‑	(4,602,382)	‑
Total net sales	$ 24,229,524	$ 23,369,340	$ (4,602,382)	$ 42,996,482

Income from operations	$ 4,751,065	$ 252,920		$ 5,003,985
Other income, net				55,363
Income before income taxes				$ 5,059,348
Capital Expenditures	$ 427,992	$ 4,482,091		$ 4,910,083

For the Three Months Ended 6/30/07
Sales to unaffiliated customers	$ 20,285,707	$ 19,805,252	$ ‑	$ 40,090,959
Intersegment sales	3,890,360	-	(3,890,360)	‑
Total net sales	$ 24,176,067	$ 19,805,252	$ (3,890,360)	$ 40,090,959

Income (loss) from operations	$ 5,856,112	$ (65,791)		$ 5,790,321
Other income, net				977,132
Income before income taxes				$ 6,767,453
Capital Expenditures	$ 1,860,149	$ 824,067		$ 2,684,216

	Cement Business	Ready-Mixed Concrete Business	Adjustments and Eliminations	Consolidated
For the Six Months Ended 6/30/08
Sales to unaffiliated customers	$ 29,161,923	$ 38,923,785	$ ‑	$ 68,085,708
Intersegment sales	7,218,092	‑	(7,218,092)	‑
Total net sales	$ 36,380,015	$ 38,923,785	$ (7,218,092)	$ 68,085,708

Income (loss) from operations	$ 3,318,658	$ (928,549)		$ 2,390,109
Other income, net				142,187
Income before income taxes				$ 2,532,296
Capital Expenditures	$ 990,767	$ 4,916,090		$ 5,906,857

For the Six Months Ended 6/30/07
Sales to unaffiliated customers	$ 30,026,117	$ 34,277,202	$ ‑	$ 64,303,319
Intersegment sales	6,241,443	-	(6,241,443)	‑
Total net sales	$ 36,267,560	$ 34,277,202	$ (6,241,443)	$ 64,303,319

Income (loss) from operations	$ 6,561,104	$ (884,741)		$ 5,676,363
Other income, net				1,996,323
Income before income taxes				$ 7,672,686
Capital Expenditures	$ 2,777,698	$ 1,210,605		$ 3,988,303

	Cement Business	Ready-Mixed Concrete Business	Consolidated
Balance as of 6/30/08
Identifiable Assets	$ 97,326,572	$ 44,691,781	$ 142,018,353
Corporate Assets			33,576,742
			$ 175,595,095
Balance as of 12/31/07
Identifiable Assets	$ 98,071,562	$ 36,574,598	$ 134,646,160
Corporate Assets			32,842,085
			$ 167,488,245

  The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the six months ended June 30, 2008 and 2007:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$ 341,598	$ 210,734	$ 257,633	$ 261,388
Interest cost	1,060,437	655,925	796,000	822,600
Expected return on plan assets	(1,240,953)	(726,162)	-	-
Amortization of prior service cost	45,040	28,771	-	-
Recognized net actuarial gain	75,817	87,995	-	-
Unrecognized net loss	-	-	507,938	411,651
Net periodic expense	$ 281,939	$ 257,263	$ 1,561,571	$ 1,495,639

The following table presents the components of net periodic costs for the three months ended June 30, 2008 and 2007:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$ 186,164	$ 108,052	$ 109,635	$ 130,558
Interest cost	577,917	336,320	338,735	410,872
Expected return on plan assets	(676,294)	(372,333)	-	-
Amortization of prior service cost	24,546	14,752	-	-
Recognized net actuarial gain	41,318	45,118	-	-
Unrecognized net loss	-	-	216,151	205,611
Net periodic expense	$ 153,651	$ 131,909	$ 664,521	$ 747,041

Monarch expects to contribute approximately $1,490,000 to the pension fund in 2008.  As of June 30, 2008, we have contributed about $76,000 in 2008 and anticipate contributing an additional $1,414,000 to this plan in 2008 for a total of $1,490,000. The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets.  As previously disclosed in our financial statements for the year ended December 31, 2007, Monarch expects to contribute approximately $1,650,000 to this plan in 2008.  As of June 30, 2008, we have contributed about $725,000 in 2008 and anticipate contributing an additional $925,000 to this plan in 2008 for a total of $1,650,000.

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

  As of June 30, 2008, the amount of accounts payable related to property, plant and equipment was $191,903 compared to December 31, 2007 which was $546,085.

  The Company adopted the provisions of  the Financial Accounting Standards Board (FASB) SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy.  The standard describes three levels of inputs that may be used to measure fair value.  Level 1 uses quoted prices in active markets for identical assets or liabilities.  Level 2 uses observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 3 uses unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  SFAS No. 157 is effective on a prospective basis for all fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Positions (FSP) No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope.  The Company is evaluating the impact, if any, the adoption of these FSPs will have on the Company's consolidated financial statements.

The following table summarizes the bases used to measure certain assets at fair value on a recurring basis in the balance sheet:

Fair Value Measurements at Reporting Date Using:
Assets:	Balance at 06/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$ 10,949,850	$ 10,949,850	$ -	$ -
Total	$ 10,949,850	$ 10,949,850	$ -	$ -

Assets:	Balance at 12/31/07
Available-for-sale securities	$ 11,407,469	$ 11,407,469	$ -	$ -
Total	$ 11,407,469	$ 11,407,469	$ -	$ -

The Company has no liabilities in either year requiring remeasurement to fair value on a recurring basis in the balance sheet.  The Company also has no assets or liabilities in either year requiring remeasurement to fair value on a non-recurring basis in the balance sheet.

  Other, net contains miscellaneous nonoperating income (expense) items other than interest income, interest expense, gains on equity investments and dividend income.  Material items in other, net included income from oil properties of $207,372 and income from scrap sales of $159,748 for the first six months of 2008. There were no material items in other, net for the first six months of 2007. For the three months ending June 30, 2008, material items in other, net included income from oil properties of $118,017 and income from scrap sales of $84,493. There were no material items in other, net for the three months ending June 30, 2007.

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

    Operating results for the first six months vary considerably from year-to-year.  The continued slump in the residential housing market reduced demand for cement and ready-mixed concrete which resulted in sales volume decreases.  Despite the volume decreases, we had higher overall sales, primarily as a result of price increases in both segments and an increase in precast concrete construction sales.

    Based on sales forecasts and inventory levels at the beginning of 2008, the Company elected to reduce cement production in the first quarter of 2008 and to take that opportunity to undertake major plant repairs and maintenance, largely using our own production personnel.  Our gross profits were adversely affected in the first quarter and in the early part of the second quarter of 2008 by this decision, since the ongoing costs of the cement plant, normally allocated to inventory produced, were expensed as part of plant maintenance.

RESULTS OF OPERATIONS - SECOND QUARTER OF 2008 COMPARED TO SECOND QUARTER OF 2007

    Consolidated net sales for the three months ended June 30, 2008, increased by $2.9 million when compared to the three months ended June 30, 2007.  Sales in our Cement Business were lower by $.7 million and sales in our Ready-Mixed Concrete Business were higher by $3.6 million.  Cement Business sales decreased $.9 million due to a 4.2% decrease in volume sold and increased $.2 million due to price increases.  The Ready-Mixed Concrete Business sales increased $2.0 million due to $1.3 million in price increases and $.7 million in volume increases in ready-mix concrete sales.   Other sundry building materials sales also increased by $1.6 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

    Consolidated cost of sales for the three months ended June 30, 2008, increased by $3.2 million when compared to the three months ended June 30, 2007.  Cost of sales in our Cement Business was higher by $.4 million and cost of sales in our Ready-Mixed Concrete Business was higher by $2.8 million.  Cement Business cost of sales increased primarily due to the costs incurred early in the second quarter due to the reduction in volume produced as discussed in "Overview" above. Ready-Mixed Concrete Business cost of sales increased $.5 million due to the 6.3% volume increase and $1.6 million due to material cost increases in ready-mixed concrete sales for the three months ended June 30, 2008 over the three months ended June 30, 2007 with the balance of the increase coming from  increased sales volume for brick, block, and other sundry building materials.

    As a result of the above sales and cost of sales factors, our overall gross profit rate for the three months ended June 30, 2008 was 20.9% versus 23.3% for the three months ended June 30, 2007.  The decline was primarily due to the Cement Business which dropped from 37.5% gross profit in the three months ended June 30, 2007 to 33.6% for the three months ended June 30, 2008.

    Selling, general, and administrative expenses increased by 12.9% for the three months ended June 30, 2008 compared to the same period of 2007. These costs are normally considered fixed costs that do not vary significantly with changes in volume.  This increase is mainly due to an increase in personnel, primarily in the sales departments of our Ready-Mixed Concrete Business, and the costs related to their activities.

    For the three months ended June 30, 2008, there were no gains realized on equity investment sales as compared to the same period in 2007 when the Company realized a gain of approximately $.9 million.

    Interest expense decreased about $.3 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 due to a decrease in interest rates and a decrease in borrowings.  The Company utilized these loans for increases in receivables, capital improvements, increases in purchases of equity investments, and temporary operating funds.

    The effective tax rates for the three months ended June 30, 2008 and 2007 were 28.8% and 31.4%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction, minority interest in consolidated income (loss) and valuation allowance.  Taxes for the current year are estimated based on prior year effective tax rates.

RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 2008 COMPARED TO THE FIRST SIX MONTHS OF 2007

    Consolidated net sales for the six months ended June 30, 2008, increased by $3.8 million when compared to the six months ended June 30, 2007.  Sales in our Cement Business were lower by $.9 million and sales in our Ready-Mixed Concrete Business were higher by $4.7 million.  Cement Business sales decreased $1.6 million due to a 5.3% decrease in volume sold and increased $.7 million due to price increases.  The Ready-Mixed Concrete Business sales increased by $1.4 million due to precast concrete construction sales and $2.2 million due to price increases in the price per cubic yard of ready-mixed concrete.  The balance of the increase is primarily due to an increase in sales of other items such as brick, block, and other sundry building materials.

    Consolidated cost of sales for the six months ended June 30, 2008, increased by $6.6 million when compared to the six months ended June 30, 2007.  Cost of sales in our Cement Business was higher by $2.4 million and cost of sales in our Ready-Mixed Concrete Business was higher by $4.2 million.  Cement Business cost of sales increased primarily due to the reduction in volume produced as discussed in "Overview" above.  Tons of cement produced in the first six months of 2008 declined by 16.5%, as compared to the first six months of 2007.  Ready-Mixed Concrete Business cost of sales increased $1.4 million due to the 31.1% increase in precast concrete construction sales, increased $1.9 million due to cost increases in ready-mixed concrete materials, decreased $.6 million due to a 2.0% decline in ready-mixed concrete cubic yards sold with the balance of the increase coming from increased sales volume for brick, block, and other sundry building materials.

    As a result of the above sales and cost of sales factors, our overall gross profit rate for the six months ended June 30, 2008 was 15.1% versus 20.3% for the six months ended June 30, 2007.  The decline was primarily due to the Cement Business which dropped from 34.3% gross profit in the first six months ended June 30, 2007 to 24.1% for the first six months ended June 30, 2008.

    Selling, general, and administrative expenses increased by 6.8% during the first six months of 2008 compared to the first six months of 2007. These costs are normally considered fixed costs that do not vary significantly with changes in volume.  This increase is partially due to an increase in sales staff in our Ready-Mixed Concrete Business and the costs related to their activities. In addition, fringe benefit costs increased due to increased health insurance costs while legal fees related to litigation declined. For additional information on legal proceedings, see Item 1, Part II of this report on Form 10-Q.

    For the first six months of 2008, there were no gains realized on equity investment sales as compared to the same period in 2007 when the Company realized a gain of approximately $2.1 million.

    Interest expense decreased about $.5 million for the first half of 2008 as compared to the first half of 2007 due to a decrease in interest rates and a decrease in borrowings.  The Company utilized these loans for increases in receivables, capital improvements, increases in purchases of equity investments, and temporary operating funds.

    The effective tax rates for the six months ended June 30, 2008 and 2007 were 28.8% and 31.3%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction, minority interest in consolidated income (loss) and valuation allowance.  Taxes for the current year are estimated based on prior year effective tax rates.

 LIQUIDITY

    We are able to meet our cash needs primarily from a combination of operations and bank loans.

    Net cash provided by operating activities totaled $6.3 million and $3.2 million for the six months ended June 30, 2008 and June 30, 2007, respectively.  This was an increase in cash provided of $3.1 million for 2008 over the same period in 2007.  Net income decreased by $3.5 million from 2007 to 2008 mainly due to the decline in the gross profit margin that resulted primarily from the reduction in volume produced as discussed under "Overview" above and the $2.1 million decrease in realized gains on the sale of equity investments. Accounts receivables consumed $8.1 and $4.8 million of cash in the first half of 2008 and 2007, respectively, primarily as a result of increased sales in June as compared to December. Refundable federal and state income taxes receivable decreased  by $.7 million to provide cash while no change occurred for the same period of 2008.  Inventories used less cash in 2008 than 2007 as a result of the decision to reduce production as described under "Overview" above.  As a result of the reduction, finished cement inventory decreased $1.6 million during the first six months of 2008 and work-in-process decreased $1.8 million while finished cement and work-in-process increased $2.6 million and $.3 million, respectively, during the first six months of 2007. Less cash was used in the first six months of 2008 than 2007 as shown by the $4.2 million increase in payables and $.2 million increase in federal and state income tax liability during the first six months of 2008 as compared to a $1.7 million increase in payables and a $1.7 million increase in federal and state income tax liability for 2007.

    Net cash used for investing activities totaled $10.2 million and $2.0 million for the first six months of 2008 and 2007, respectively. The $8.2 million increase in net cash used for investing activities during the first six months of 2008 as compared to the same period in 2007 is principally due to the increase in purchases of equity investments, the acquisition of property, plant and equipment, and the acquisition of a business while there was a $3.1 million decrease in proceeds from disposals of equity investments.  Payments for purchases of equity investments totaled $3.4 million and $.9 million in 2008 and 2007, respectively. Proceeds from disposals totaled $3.1 million in 2007 while no investments were disposed of in 2008. Payments for the acquisition of property, plant and equipment totaled $4.7 million and $4.1 million in 2008 and 2007, respectively. Payments for the acquisition of a business consisted of $.2 million of inventory, $.6 million of other assets, and $1.5 million of property, plant and equipment in 2008.  There were no business acquisitions in 2007.

    Net cash provided by financing activities totaled $3.2 million for the first six months ending June 30, 2008 while financing activities used $1.0 million during the same period in 2007.  The $4.2 million increase in cash provided in 2008 over 2007 was primarily the result of the $4.4 million increase in the revolving line of credit at the end of the second quarter of  2008 over the same period in 2007.  In both years these loans were used to cover increases in receivables, equity investments plus approximately $6.3 million and $4.1 million for cash expenditures on property, plant and equipment in 2008 and 2007, respectively.

    In December 2007, we renewed and modified our revolving line of credit with our current lender.  Our current credit facilities consist of an unsecured $25 million advancing term loan maturing December 31, 2009 and a $15 million revolving line of credit maturing December 31, 2008.  The term loan bears a floating interest rate based on JP Morgan Chase prime rate less .75% and the revolving line of credit bears a floating interest rate based on lender's national prime rate less 1.25% for 2008.  The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the second quarter of 2008.  As of June 30, 2008, we had borrowed $18.4 million on the advancing term loan and $7.0 million on the revolving line of credit leaving a balance available on the revolving line of credit of $8.0 million.  The annual weighted average interest rate we paid on the advancing term loan during the second quarter of 2008 and 2007 was 4.35% and 7.50%, respectively, and for the first six months of 2008 and 2007 was 4.91% and 7.50%, respectively. The annual weighted average interest rate we paid on the revolving line of credit during the second quarter of 2008 and 2007 was 3.85% and 7.25%, respectively, and for the first six months of 2008 and 2007 was 4.41% and 7.25%, respectively. As of June 30, 2008, the applicable interest rate was 4.25% on the advancing term loan and 3.75% on the revolving line of credit. The advancing term loan was used to help finance the expansion project at our cement manufacturing facility.  The revolving line of credit was used to fund increases in receivables, capital improvements, increases in purchases of equity investments, and temporary operating expenses. Our board of directors has given management the authority to borrow an additional $10 million for a maximum of $50 million. No assurances can be given that we will be able to obtain this additional borrowing on favorable terms, if at all.

    Projects in the planning and design phases include improvements to our fuel handling system and installation of an overland conveyor system to improve efficiencies in moving raw materials.  The improvements to the fuel handling system are expected to be completed in early 2009 at a cost of approximately $4.0 million.  Installation of the overland conveyor system will take eighteen to twenty-four months to complete after the purchase order is issued, which is expected to occur later this year.  We anticipate capital expenditures for 2008 to be higher than 2007 levels, but we do not anticipate the need for additional bank financing other than that available under our existing revolving line of credit.

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

FINANCIAL CONDITION

    Total assets as of June 30, 2008 were $175.6 million, an increase of $8.1 million since December 31, 2007.  Receivables increased approximately $8.1 million since December 31, 2007.  Such an increase is common during the first six months of the year due to the seasonality of our business (see Seasonality below). Deferred income tax asset increased $1.5 million primarily due to a reduction in deferred income tax liability resulting from the $2.3 million decrease in net unrealized holding gains related to equity investments.

    Accounts payable increased $4.2 million as of June 30, 2008 compared to December 31, 2007 primarily due to the expenses related to increased sales volume in June over December.

     Indebtedness increased $5.9 million during the first six months of 2008 primarily due to funding the increases in receivables just discussed plus increases in purchases of  equity investments and approximately $6.3 million for cash expenditures for property, plant and equipment.

    Accrued liabilities decreased $1.6 million since December 31, 2007 primarily due to the $1.8 million decrease in cash dividends liability caused by the timing of when dividends are declared.

CAPITAL RESOURCES

    The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Capital expenditures during the first six months of 2008 included expenditures to improve efficiencies in moving raw materials. We also invested in routine equipment purchases during the first half of 2008, primarily in the Ready-Mixed Concrete Business. During the first six months of 2008, cash expenditures for property, plant and equipment totaled approximately $6.3 million, excluding the amounts that are included in accounts payable.

    The Company is heavily involved in the planning and design phases for two future capital expenditure projects in the Cement Business.  These projects include improvements to our fuel handling system and installation of an overland conveyor system to improve efficiencies in moving raw materials. The improvements to the fuel handling system are expected to be completed in early 2009 at a cost of approximately $4.0 million.  Installation of the overland conveyor system is anticipated to take eighteen to twenty-four months to complete after the purchase order is issued,  which is expected to occur later this year.  The Company also plans to invest in other miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business in 2008.  It is expected that the Company's capital expenditures will approximate $14.0 million during 2008 and will be funded with a mixture of cash from operations and temporary bank loans. We do not anticipate the need for additional bank financing beyond the amount available through our existing revolving line of credit.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

    The Company owns $13.1 million of equity securities, primarily of publicly traded entities, as of June 30, 2008.  The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $2.1 million as of June 30, 2008. The balance of these investments, which are stated at fair market value, are not hedged and are exposed to the risk of changing market prices.  The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period unless they are securities for which the Company has not elected the fair value option.  Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations.  An immediate 10% change in the market price of our equity securities would have a $.7 million effect on comprehensive income.   The Company is not aware of any events or changes in circumstances that occurred during the first half of 2008 that had a significant adverse effect on the fair value of the investments carried at cost.

    The Company also has $25.4 million of bank loans as of June 30, 2008.  Interest rates on the Company's advancing term loan and revolving line of credit are variable and are based on the JP Morgan Chase prime rate less .75% and lender's national prime rate less 1.25%, respectively.

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

    There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.       Submission of Matters to a Vote of Security Holders

    At the annual meeting of the stockholders of The Monarch Cement Company held on April 9, 2008, the stockholders elected three Class I Directors, namely, David L. Deffner, Gayle C. McMillen, and Richard N. Nixon to serve terms expiring at the annual meeting of stockholders in 2011.  No other matters were voted upon at the annual meeting. Class II Directors, namely, Byron J. Radcliff, Michael R. Wachter, Walter H. Wulf, Jr., and Walter H. Wulf, III  and Class III Directors, namely, Jack R. Callahan, Ronald E. Callaway, Robert M. Kissick and Byron K. Radcliff, continue to serve terms expiring at the annual meetings of stockholders in 2009 and 2010, respectively.

           The following is a summary of votes cast in the election of Directors at the annual meeting:

	For	Withhold Authority/ Against	Abstentions/Broker Non-votes
David L. Deffner	14,339,939	59,362	-
Gayle C. McMillen	14,307,119	59,362	-
Richard N. Nixon	14,387,047	59,362	-

Item 6.       Exhibits

31.1  Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2  Certificate of the Chief Financial Officer pursuant to Section 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934.

32.1  18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated August 8, 2008.

32.2  18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated August 8, 2008.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company
                                                                                                (Registrant)

Date      August 8, 2008                                              /s/ Walter H. Wulf, Jr.

Walter H. Wulf, Jr.
                                                                                President and
                                                                                Chairman of the Board

Date      August 8, 2008                                             /s/ Debra P. Roe

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

31.2                            Certificate of the Chief Financial Officer pursuant
                                            to Section 13a-14(a)/15d-14(a) of the
                                            Securities Exchange Act of 1934.

32.1                           18 U.S.C. Section 1350 Certificate of the President
                                            and Chairman of the Board dated August 8, 2008.

32.2                           18 U.S.C. Section 1350 Certificate of the
                                            Chief Financial Officer dated August 8, 2008.