Form 10-Q
period 2008-09-30
MONARCH CEMENT CO
filed 2008-11-10
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
             For the quarterly period ended September 30, 2008, or

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
YES           NO   X

As of October 28, 2008, there were 2,521,168 shares of Capital Stock, par value $2.50 per share outstanding and 1,505,790 shares of Class B Capital Stock, par value $2.50 per share outstanding.

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

Item 1.       Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007
ASSETS	2 0 0 8	2 0 0 7
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$ 2,982,435	$ 4,404,116
Receivables, less allowances of $715,000 in 2008 and
$640,000 in 2007 for doubtful accounts	22,306,938	13,531,221
Inventories, priced at cost which is not in excess of market-
Finished cement	$ 2,969,671	$ 6,110,974
Work in process	158,597	2,569,641
Building products	5,076,604	4,518,379
Fuel, gypsum, paper sacks and other	6,521,199	4,606,447
Operating and maintenance supplies	10,760,327	9,759,949
Total inventories	$ 25,486,398	$ 27,565,390
Deferred income taxes	635,000	635,000
Prepaid expenses	591,867	248,380
Total current assets	$ 52,002,638	$ 46,384,107
PROPERTY, PLANT AND EQUIPMENT, at cost, less
accumulated depreciation and depletion of $148,471,281
in 2008 and $140,661,628 in 2007	92,606,509	93,301,169
DEFERRED INCOME TAXES	15,241,534	13,155,534
INVESTMENTS, $2,119,175 in 2008 and $2,060,850 in 2007 carried
at cost with the balance at fair market value	13,288,338	13,468,319
OTHER ASSETS	1,413,015	1,179,116
	$ 174,552,034	$ 167,488,245
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$ 10,319,420	$ 6,413,945
Current portion of advancing term loan	2,169,256	2,181,524
Accrued liabilities	7,640,234	6,749,711
Total current liabilities	$ 20,128,910	$ 15,345,180
LONG-TERM DEBT	16,262,361	18,024,478
ACCRUED POSTRETIREMENT BENEFITS	28,380,726	27,206,515
ACCRUED PENSION EXPENSE	5,427,816	5,848,510
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	708,864	709,038
STOCKHOLDERS' INVESTMENT:
Capital stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued 2,521,168 shares
at 9/30/2008 and 2,510,708 shares at 12/31/2007	$ 6,302,920	$ 6,276,770
Class B capital stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-
share basis - Authorized 10,000,000 shares, Issued 1,505,790
shares at 9/30/2008 and 1,516,250 shares at 12/31/2007	3,764,475	3,790,625
Retained earnings	104,843,460	98,488,627
Accumulated other comprehensive loss	(11,267,498)	(8,201,498)
Total stockholders' investment	$ 103,643,357	$ 100,354,524
	$ 174,552,034	$ 167,488,245
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and Nine Months Ended September 30, 2008 and 2007 (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
NET SALES	$ 48,876,781	$ 44,404,159	$116,962,489	$108,707,478
COST OF SALES	36,074,978	32,797,073	93,876,580	84,032,598
Gross profit from operations	$ 12,801,803	$ 11,607,086	$ 23,085,909	$ 24,674,880
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,973,522	3,628,773	11,867,519	11,020,204
Income from operations	$ 8,828,281	$ 7,978,313	$ 11,218,390	$ 13,654,676
OTHER INCOME (EXPENSE):
Interest income	$ 53,413	$ 57,401	$ 191,149	$ 193,454
Interest expense	(236,550)	(455,529)	(771,220)	(1,479,791)
Gains on equity investments	-	297,012	-	2,410,698
Dividend income	75,869	54,746	177,382	141,520
Other, net	153,925	2,472	591,533	686,544
	$ 46,657	$ (43,898)	$ 188,844	$ 1,952,425

Income before taxes on income	$ 8,874,938	$ 7,934,415	$ 11,407,234	$ 15,607,101
PROVISION FOR INCOME TAXES	2,470,000	2,450,000	3,200,000	4,850,000

NET INCOME	$ 6,404,938	$ 5,484,415	$ 8,207,234	$ 10,757,101

RETAINED EARNINGS, beg. of period	99,364,723	91,184,698	98,488,627	86,797,943
Less cash dividends	926,201	885,931	1,852,401	1,771,862
RETAINED EARNINGS, end of period	$ 104,843,460	$ 95,783,182	$104,843,460	$ 95,783,182
Basic earnings per share	$ 1.59	$ 1.36	$ 2.04	$ 2.67
Cash dividends per share	$ 0.23	$ 0.22	$ 0.46	$ 0.44

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and Nine Months Ended September 30, 2008 and 2007 (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
NET INCOME	$ 6,404,938	$ 5,484,415	$ 8,207,234	$ 10,757,101
UNREALIZED APPRECIATION (DEPRECIATION)
ON AVAILABLE FOR SALE SECURITIES (Net
of deferred tax expense (benefit) of $(524,000), ($804,000),
$(2,044,000), and $48,000, respectively)	(786,000)	(1,208,988)	(3,066,000)	72,698

LESS: RECLASSIFICATION ADJUSTMENT FOR
REALIZED GAINS INCLUDED IN
NET INCOME (net of deferred tax expense
of $-0-, $120,000, $-0-,and $964,000, respectively)	-	177,012	-	1,446,698
COMPREHENSIVE INCOME	$ 5,618,938	$ 4,098,415	$ 5,141,234	$ 9,383,101

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007 (Unaudited)
	2008	2007
OPERATING ACTIVITIES:
Net income	$ 8,207,234	$ 10,757,101
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	8,830,955	8,791,339
Minority interest in losses of subsidiaries	(174)	(124,511)
Deferred income taxes	(42,000)	(442)
Gain on disposal of assets	(216,899)	(468,784)
Realized gain on sale of equity investments	-	(2,410,698)
Change in assets and liabilities:
Receivables, net	(8,775,717)	(4,616,376)
Inventories	2,305,770	(4,429,252)
Refundable income taxes	-	739,574
Prepaid expenses	(343,487)	(340,197)
Other assets	105,413	15,992
Accounts payable and accrued liabilities	7,069,265	3,256,719
Accrued postretirement benefits	1,174,211	1,262,173
Accrued pension expense	(420,694)	(128,517)
Net cash provided by operating activities	$ 17,893,877	$ 12,304,121

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$ (6,899,507)	$ (5,955,849)
Proceeds from disposals of property, plant and equipment	232,550	528,134
Payment for acquisition of business	(2,319,934)	-
Payment for purchases of equity investments	(4,930,019)	(2,641,074)
Proceeds from disposals of equity investments	-	3,448,365
Purchases of subsidiaries' stock	-	(189,741)
Net cash used for investing activities	$ (13,916,910)	$ (4,810,165)

FINANCING ACTIVITIES:
Decrease in line of credit, net	$ -	$ (2,542,439)
Payments on bank loans	(1,532,394)	(1,509,387)
Payments on other long-term debt	(241,991)	(164,349)
Cash dividends paid	(3,624,263)	(3,463,184)
Net cash used for financing activities	$ (5,398,648)	$ (7,679,359)

Net decrease in cash and cash equivalents	$ (1,421,681)	$ (185,403)
Cash and Cash Equivalents, beginning of period	4,404,116	2,410,623
Cash and Cash Equivalents, end of period	$ 2,982,435	$ 2,225,220

Interest paid, net of amount capitalized	$ 788,714	$ 1,496,680
Income taxes paid, net of refunds	$ 1,790,000	$ 2,991,280
Capital equipment additions included in accounts payable	$ 44,680	$ 707,736
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007 (Unaudited), and December 31, 2007

  For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10‑K.

  For the nine months ended September 30, 2008, we incurred a temporary LIFO liquidation gain due to reductions in finished cement and work in process inventory of $.8 million which we expect to be restored by the end of the year.  The temporary LIFO liquidation gain has been deferred as a component of accrued liabilities.  We did not have any temporary LIFO liquidation gains during the nine months ended September 30, 2007. For the three months ended September 30, 2008, we incurred a temporary LIFO liquidation gain due to reductions in finished cement and work in process inventory of $.8 million which we expect to be restored by the end of the year.  We did not have any temporary LIFO liquidation gains during the three months ended September 30, 2007.

During the nine months ended September 30, 2008 we incurred a permanent reduction in the LIFO layers of work in process and cement inventories in the amount of $.7 million.  The $.7 million liquidation gain was recognized as a reduction of cost of sales. We did not recognize any LIFO liquidation gains during the nine months ended September 30, 2007. We did not incur any permanent reductions in the LIFO layers during the three months ended September 30, 2008 or September 30, 2007.

  Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.  The weighted average number of shares outstanding was 4,026,958 in the third quarter of 2008 and 2007 and in the first nine months of 2008 and 2007.  The Company has no common stock equivalents and therefore, does not report diluted earnings per share.

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

	Cement Business	Ready-Mixed Concrete Business	Adjustments and Eliminations	Consolidated
For the Three Months Ended 9/30/08
Sales to unaffiliated customers	$ 23,898,613	$ 24,978,168	$ ‑	$ 48,876,781
Intersegment sales	4,788,475	1,079	(4,789,554)	‑
Total net sales	$ 28,687,088	$ 24,979,247	$ (4,789,554)	$ 48,876,781

Income from operations	$ 8,220,387	$ 607,894		$ 8,828,281
Other income, net				46,657
Income before income taxes				$ 8,874,938
Capital Expenditures	$ 1,201,958	$ 827,443		$ 2,029,401

For the Three Months Ended 9/30/07
Sales to unaffiliated customers	$ 20,650,604	$ 23,753,555	$ ‑	$ 44,404,159
Intersegment sales	4,364,836	-	(4,364,836)	-
Total net sales	$ 25,015,440	$ 23,753,555	$ (4,364,836)	$ 44,404,159

Income from operations	$ 7,090,156	$ 888,157		$ 7,978,313
Other income (expense), net				(43,898)
Income before income taxes				$ 7,934,415
Capital Expenditures	$ 2,025,171	$ 488,584		$ 2,513,755

	Cement Business	Ready-Mixed Concrete Business	Adjustments and Eliminations	Consolidated
For the Nine Months Ended 9/30/08
Sales to unaffiliated customers	$ 53,060,536	$ 63,901,953	$ ‑	$ 116,962,489
Intersegment sales	12,006,567	1,079	(12,007,646)	‑
Total net sales	$ 65,067,103	$ 63,903,032	$ (12,007,646)	$ 116,962,489

Income (loss) from operations	$ 11,539,045	$ (320,655)		$ 11,218,390
Other income, net				188,844
Income before income taxes				$ 11,407,234
Capital Expenditures	$ 2,192,725	$ 5,743,533		$ 7,936,258

For the Nine Months Ended 9/30/07
Sales to unaffiliated customers	$ 50,676,721	$ 58,030,757	$ ‑	$ 108,707,478
Intersegment sales	10,606,279	-	(10,606,279)	-
Total net sales	$ 61,283,000	$ 58,030,757	$ (10,606,279)	$ 108,707,478

Income from operations	$ 13,651,260	$ 3,416		$ 13,654,676
Other income, net				1,952,425
Income before income taxes				$ 15,607,101
Capital Expenditures	$ 4,802,868	$ 1,699,189		$ 6,502,057

	Cement Business	Ready-Mixed Concrete Business	Consolidated
Balance as of 9/30/08
Identifiable Assets	$ 96,894,209	$ 44,097,503	$ 140,991,712
Corporate Assets			33,560,322
			$ 174,552,034
Balance as of 12/31/07
Identifiable Assets	$ 98,071,562	$ 36,574,598	$ 134,646,160
Corporate Assets			32,842,085
			$ 167,488,245

  The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the nine months ended September 30, 2008 and 2007:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$ 589,949	$ 319,371	$ 367,193	$ 391,857
Interest cost	1,831,407	994,064	1,134,506	1,233,191
Expected return on plan assets	(2,143,163)	(1,100,509)	-	-
Amortization of prior service cost	77,786	43,604	-	-
Recognized net actuarial gain	130,938	133,357	-	-
Unrecognized net loss	-	-	723,942	617,121
Net periodic expense	$ 486,917	$ 389,887	$ 2,225,641	$ 2,242,169

The following table presents the components of net periodic costs for the three months ended September 30, 2008 and 2007:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Service cost	$ 248,352	$ 108,637	$ 109,560	$ 130,469
Interest cost	770,969	338,139	338,506	410,591
Expected return on plan assets	(902,210)	(374,347)	-	-
Amortization of prior service cost	32,746	14,832	-	-
Recognized net actuarial gain	55,121	45,362	-	-
Unrecognized net loss	-	-	216,004	205,470
Net periodic expense	$ 204,978	$ 132,623	$ 664,070	$ 746,530

Monarch expects to contribute approximately $1,490,000 to the pension fund in 2008.  As of September 30, 2008, we have contributed about $920,000 in 2008 and anticipate contributing an additional $570,000 to this plan in 2008 for a total of $1,490,000. The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets.  As previously disclosed in our financial statements for the year ended December 31, 2007, Monarch expects to contribute approximately $1,650,000 to this plan in 2008.  As of September 30, 2008, we have contributed about $1,050,000 in 2008 and anticipate contributing an additional $600,000 to this plan in 2008 for a total of $1,650,000.

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

  As of September 30, 2008, the amount of accounts payable related to property, plant and equipment was $44,680 compared to December 31, 2007 which was $546,085.

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

The following table summarizes the bases used to measure certain assets at fair value on a recurring basis in the balance sheet:

Fair Value Measurements at Reporting Date Using:
Assets:	Balance at 09/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$ 11,169,163	$ 11,169,163	$ -	$ -
Total	$ 11,169,163	$ 11,169,163	$ -	$ -

Assets:	Balance at 12/31/07
Available-for-sale securities	$ 11,407,469	$ 11,407,469	$ -	$ -
Total	$ 11,407,469	$ 11,407,469	$ -	$ -

The Company has no liabilities in either year requiring remeasurement to fair value on a recurring basis in the balance sheet.  The Company also has no assets or liabilities in either year requiring remeasurement to fair value on a non-recurring basis in the balance sheet.

  Other, net contains miscellaneous nonoperating income (expense) items other than interest income, interest expense, gains on equity investments and dividend income.  Material items in other, net included income from oil properties of $379,714 and income from scrap sales of $167,225 for the first nine months of 2008. Material items in other, net for the first nine months of 2007 included income from oil properties of $293,116. For the three months ending September 30, 2008 and September 30, 2007, the material items in other, net included income from oil properties of $172,342, and $118,795, respectively.

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

    Based on sales forecasts and inventory levels at the beginning of 2008, the Company elected to reduce cement production in the first quarter of 2008 and use that opportunity to undertake major plant repairs and maintenance, largely using our own production personnel.  In addition to this planned maintenance project, we have shut down one kiln from time to time in order to coordinate production levels with projected sales.  Initially these shutdowns adversely impacted our gross profits since the ongoing costs of the cement plant, such as depreciation, supplies and labor, were allocated to fewer units produced and expensed rather than added to inventory.  Over time, these shutdowns combined with improved sales volumes reduced inventory to the point of liquidating LIFO layers at historical costs that were lower than our current production costs which favorably impacted gross profits (see Footnote 2). The Company expects interim temporary reductions in LIFO layers to be replenished by year end.

    Residential construction has slowed throughout our market area and generally throughout the United States.  This downturn has been offset somewhat by strong commercial and institutional construction.  A reduction in cement sales, and accordingly ready-mix concrete sales, was projected by the Portland Cement Association, but the decrease is more severe in other areas of the country than in most of our market.  Within our market area the most severe downward impact has been felt in northwest Arkansas where, due to overbuilding and the tightening of the credit markets, volume has declined substantially.  These decreases were partially offset by increased volume in more rural areas, such as western Kansas, where we have benefited from improved farm and oil prices.  Sales of building materials, such as block, brick, retaining wall block and pavers, have also increased due primarily to their use in commercial and institutional construction projects.  In addition, cement sales benefited from an increase in sales to paving contractors.

RESULTS OF OPERATIONS - THIRD QUARTER OF 2008 COMPARED TO THIRD QUARTER OF 2007

    Consolidated net sales for the three months ended September 30, 2008 increased by $4.5 million when compared to the three months ended September 30, 2007.  Sales in our Cement Business were higher by $3.3 million and sales in our Ready-Mixed Concrete Business were higher by $1.2 million.  Cement Business sales increased $3.3 million due to a 16.0% increase in volume sold. Ready-Mixed Concrete Business sales increased $1.4 million due to price increases which were offset by volume decreases of $1.2 million in ready-mix concrete sales. Other sundry building materials sales increased by $2.3 million while construction contract sales declined by $1.3 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

    Consolidated cost of sales for the three months ended September 30, 2008 increased by $3.3 million when compared to the three months ended September 30, 2007.  Cost of sales in our Cement Business was higher by $1.9 million and cost of sales in our Ready-Mixed Concrete Business was higher by $1.4 million.  Cement Business cost of sales increased $1.9 million due to the increase in volume sold. Ready-Mixed Concrete Business cost of sales increased $.8 million and $.5 million due to material cost increases and increased delivery costs, respectively, for the three months ended September 30, 2008 over the three months ended September 30, 2007.  The remaining $.1 million increase is the net result of increased sales volume of other sundry building materials offset by reductions in construction contract sales.

    As a result of the above sales and cost of sales factors, our overall gross profit rate for the three months ended September 30, 2008 was 26.2% versus 26.1% for the three months ended September 30, 2007.

    Selling, general, and administrative expenses increased by 9.5% for the three months ended September 30, 2008 compared to the same period of 2007. These costs are normally considered fixed costs that do not vary significantly with changes in volume.  This increase is mainly due to an increase in personnel, primarily in the sales departments of our Ready-Mixed Concrete Business, and the costs related to their activities.

    For the three months ended September 30, 2008, there were no gains realized on equity investment sales as compared to the same period in 2007 when the Company realized a gain of approximately $.3 million.

    Interest expense decreased about $.2 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 due to a decrease in interest rates and a decrease in borrowings.  The Company utilized these loans for increases in receivables, capital improvements, increases in purchases of equity investments, and temporary operating funds.

    The effective tax rates for the three months ended September 30, 2008 and 2007 were 27.9% and 30.9%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion,  Federal domestic production activities deduction, minority interest in consolidated income and valuation allowance.  Taxes for the current year are estimated based on prior year effective tax rates.

RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 2008 COMPARED TO THE FIRST NINE MONTHS OF 2007

    Consolidated net sales for the nine months ended September 30, 2008, increased by $8.3 million when compared to the nine months ended September 30, 2007.  Sales in our Cement Business were higher by $2.4 million and sales in our Ready-Mixed Concrete Business were higher by $5.9 million.  Cement Business sales increased $1.7 million due to a 3.3% increase in volume sold and increased $.7 million due to price increases.  The Ready-Mixed Concrete Business sales increased by $3.6 million due to price increases in the price per cubic yard of ready-mixed concrete which was offset $1.2 million due to a 3.0% decrease in the volume of cubic yards of ready-mixed concrete sold. The remaining $3.5 million increase is primarily due to an increase in sales of other items such as brick, block, and other sundry building materials.

    Consolidated cost of sales for the nine months ended September 30, 2008, increased by $9.8 million when compared to the nine months ended September 30, 2007.  Cost of sales in our Cement Business was higher by $4.3 million and cost of sales in our Ready-Mixed Concrete Business was higher by $5.5 million.  Cement Business cost of sales increased primarily due to the reduction in volume produced during the first quarter as discussed in "Overview" above offset $.7 million due to the permanent reduction in LIFO layers discussed in Footnote 2. Tons of cement produced in the first nine months of 2008 declined by 8.1%, as compared to the first nine months of 2007. Ready-Mixed Concrete Business cost of sales decreased $.7 million due to a 3.0% decline in ready-mixed concrete cubic yards sold.  However, cost of sales as a whole increased due to the $2.7 million increase in direct material costs in ready-mixed concrete, the $1.3 million increase in delivery costs, with the remaining increase primarily due to the increased sales volume for brick, block, and other sundry building materials.

    As a result of the above sales and cost of sales factors, our overall gross profit rate for the nine months ended September 30, 2008 was 19.7% versus 22.7% for the nine months ended September 30, 2007.  The decline was primarily due to the Cement Business which dropped from 37.7% gross profit in the first nine months ended September 30, 2007 to 32.3% for the first nine months ended September 30, 2008.

    Selling, general, and administrative expenses increased by 7.7% during the first nine months of 2008 compared to the first nine months of 2007. These costs are normally considered fixed costs that do not vary significantly with changes in volume.  This increase is partially due to an increase in sales staff in our Ready-Mixed Concrete Business and the costs related to their activities. In addition, fringe benefit costs increased due to increased health insurance costs while legal fees related to litigation declined. For additional information on legal proceedings, see Item 1, Part II of this report on Form 10-Q.

    For the first nine months of 2008, there were no gains realized on equity investment sales as compared to the same period in 2007 when the Company realized a gain of approximately $2.4 million.

    Interest expense decreased about $.7 million for the first nine months of 2008 as compared to the first nine months of 2007 due to a decrease in interest rates and a decrease in borrowings.  The Company utilized these loans for increases in receivables, capital improvements, increases in purchases of equity investments, and temporary operating funds.

    The effective tax rates for the nine months ended September 30, 2008 and 2007 were 28.1% and 31.1%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, Federal domestic production activities deduction, minority interest in consolidated income and valuation allowance.  Taxes for the current year are estimated based on prior year effective tax rates.

 LIQUIDITY

    We are able to meet our cash needs primarily from a combination of operations and bank loans.

    Net cash provided by operating activities totaled $17.9 million and $12.3 million for the nine months ended September 30, 2008 and September 30, 2007, respectively.  This was an increase in cash provided of $5.6 million for 2008 over the same period in 2007.  Net income decreased by $2.5 million from 2007 to 2008 mainly due to the decline in the gross profit margin that resulted primarily from the reduction in volume produced as discussed under "Overview" above and the $2.4 million decrease in realized gains on the sale of equity investments. Accounts receivables consumed $8.8 and $4.6 million of cash in the first nine months of 2008 and 2007, respectively, primarily as a result of increased sales in September as compared to December. Refundable federal and state income taxes receivable decreased during the first nine months of 2007 by $.7 million to provide cash while no change occurred for the same period of 2008.  Inventories used less cash in 2008 than 2007 as a result of the decision to reduce production as described under "Overview" above in conjunction with increased sales volume for our cement segment.  As a result of the reduction, finished cement inventory decreased $3.1 million during the first nine months of 2008 and work-in-process decreased $2.4 million while finished cement increased $2.3 million and work-in-process decreased $.2 million during the first nine months of 2007. Less cash was used in the first nine months of 2008 than 2007 due primarily to the $3.4 million increase in payables excluding property, plant and equipment acquisitions, a $1.4 million increase in federal and state income tax liability, a $.7 million increase in miscellaneous tax liability and a $.6 million increase in accrued liabilities primarily due to the temporary LIFO liquidation (discussed in Footnote 2) during the first nine months of 2008 as compared to a $1.7 million increase in payables excluding property, plant and equipment acquisitions and a $1.1 million increase in federal and state income tax liability for 2007.

    Net cash used for investing activities totaled $13.9 million and $4.8 million for the first nine months of 2008 and 2007, respectively. The $9.1 million increase in net cash used for investing activities during the first nine months of 2008 as compared to the same period in 2007 is principally due to the increase in purchases of equity investments and the acquisition of a business while there was a $3.4 million decrease in proceeds from disposals of equity investments.  Payments for purchases of equity investments totaled $4.9 million and $2.6 million in 2008 and 2007, respectively. Proceeds from disposals totaled $3.4 million in 2007 while no investments were disposed of in 2008. Payments for the acquisition of a business consisted of $.2 million of inventory, $.6 million of other assets, and $1.5 million of property, plant and equipment in 2008.  There were no business acquisitions in 2007.

    Net cash used for financing activities totaled $5.4 million and $7.7 million for the first nine months ending September 30, 2008 and September 30, 2007, respectively.  The difference is primarily due to the $2.5 million reduction in the revolving line of credit in 2007.  The line of credit was used to cover increases in receivables and equity investments, plus approximately $8.4 million and $6.0 million for cash expenditures on property, plant and equipment in 2008 and 2007, respectively.

    In December 2007, we renewed and modified our revolving line of credit with our current lender.  Our current credit facilities consist of an unsecured $25 million advancing term loan maturing December 31, 2009 and a $15 million revolving line of credit maturing December 31, 2008.  The term loan bears a floating interest rate based on JP Morgan Chase prime rate less .75% and the revolving line of credit bears a floating interest rate based on lender's national prime rate less 1.25% for 2008.  The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the third quarter of 2008.  The bank has agreed to extend the term loan maturity to December 31, 2014 and the revolving line of credit maturity to December 31, 2009 under similar terms as the current loans.  We plan to finalize these agreements prior to year end. As of September 30, 2008, we had borrowed $17.8 million on the advancing term loan and nothing on the revolving line of credit, leaving a balance available on the revolving line of credit of $15.0 million. The annual weighted average interest rate we paid on the advancing term loan during the third quarter of 2008 and 2007 was 4.25% and 7.43%, respectively, and for the first nine months of 2008 and 2007 was 4.69% and 7.48%, respectively. The annual weighted average interest rate we paid on the revolving line of credit during the third quarter of 2008 and 2007 was 3.75% and 7.18%, respectively, and for the first nine months of 2008 and 2007 was 4.19% and 7.23%, respectively. As of September 30, 2008, the applicable interest rate was 4.25% on the advancing term loan and 3.75% on the revolving line of credit. The advancing term loan was used to help finance the expansion project at our cement manufacturing facility.  The revolving line of credit was used during the year to fund increases in receivables, capital improvements, increases in purchases of equity investments, and temporary operating expenses. Our board of directors has given management the authority to borrow an additional $10 million for a maximum of $50 million. No assurances can be given that we will be able to obtain this additional borrowing on favorable terms, if at all.

    Projects in the planning and design phases include improvements to our fuel handling system and installation of an overland conveyor system to improve efficiencies in moving raw materials.  The improvements to the fuel handling system are expected to be completed in mid 2009 at a cost of approximately $4.0 million.  Installation of the overland conveyor system will take eighteen to twenty-four months to complete after the purchase order is issued, which is expected to occur in 2009.  We anticipate capital expenditures for 2008 to be higher than 2007 levels, but we do not anticipate the need for additional bank financing other than that available under our existing revolving line of credit.

 For several years the Company has paid a $.20 per share dividend in January, March, June and September.  Beginning with the April 2006 Board of Directors meeting, the Board elected to increase these dividends to $.21 per share; at the April 2007 Board of Directors meeting, the Board increased the dividend to $.22 per share; and at the April 2008 Board of Directors meeting, the Board increased the dividend to $.23 per share. Although dividends are declared at the Board's discretion, we project future earnings will support the continued payment of dividends at the current level.

FINANCIAL CONDITION

    Total assets as of September 30, 2008 were $174.6 million, an increase of $7.1 million since December 31, 2007.  Receivables increased approximately $8.8 million since December 31, 2007.  Such an increase is common during the first nine months of the year due to the seasonality of our business (see Seasonality below). Deferred income tax asset increased $2.1 million primarily due to a reduction in deferred income tax liability resulting from the $3.1 million decrease in net unrealized holding gains related to equity investments. Inventories decreased by $2.1 million primarily due to lower cement production early in the year  in combination with increased cement sales volumes discussed in "Overview" above.

    Accounts payable increased $3.9 million as of September 30, 2008 compared to December 31, 2007 primarily due to the expenses related to increased sales volume in September over December. Accrued postretirement benefits liability increased $1.2 million since December 31, 2007 due to net periodic benefit cost in excess of contributions. Indebtedness decreased $1.8 million during the first nine months of 2008 primarily as a result of utilizing cash provided by operations to reduce our bank loans.

CAPITAL RESOURCES

    The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Capital expenditures during the first nine months of 2008 included expenditures to improve efficiencies in moving raw materials. We also invested in routine equipment purchases during 2008, primarily in the Ready-Mixed Concrete Business.

    The Company is heavily involved in the planning and design phases for two future capital expenditure projects in the Cement Business.  These projects include improvements to our fuel handling system and installation of an overland conveyor system to improve efficiencies in moving raw materials. The improvements to the fuel handling system are expected to be completed in mid 2009 at a cost of approximately $4.0 million.  Installation of the overland conveyor system is anticipated to take eighteen to twenty-four months to complete after the purchase order is issued,  which is expected to occur in 2009.  The Company also plans to invest in other miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business in 2008.  During the first nine months of 2008, the Company's cash expenditures for property, plant and equipment totaled approximately $8.4 million, excluding the amounts that are included in accounts payable. These expenditures are expected to reach approximately $10.0 million during 2008 and will be funded with a mixture of cash from operations and temporary bank loans. We do not anticipate the need for additional bank financing beyond the amount available through our existing revolving line of credit.

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

INFLATION

    Inflation directly affects the Company's operating costs.  The manufacture of cement requires the use of a significant amount of energy.  The Company burns primarily solid fuels, such as coal and petroleum coke, and to a lesser extent natural gas, in its kilns.  Increases above the rate of inflation in the cost of these solid fuels, natural gas, or in the electricity required to operate our cement manufacturing equipment could adversely affect our operating profits.  We anticipate an increase in our fuel cost in 2009 as a result of the expiration of a five year coal contract at the end of 2008.  Prices of the specialized replacement parts and equipment the Company must continually purchase tend to increase directly with the rate of inflation causing manufacturing costs to increase.

ENVIRONMENTAL REGULATIONS

    Regulation of carbon dioxide emissions are currently being discussed by both state and federal legislative bodies and regulators.  As part of the chemical process involved in the production of portland cement, carbon dioxide is driven off raw materials.  While management is studying practices and technology which may reduce or sequester carbon dioxide emissions, the current state of technology has yet to provide a solution.  The effect of regulation may increase taxes, penalties, and the cost of production, as well as require additional capital expenditures for equipment.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

    The Company owns $13.3 million of equity securities, primarily of publicly traded entities, as of September 30, 2008.  The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $2.1 million as of September 30, 2008. The balance of these investments, which are stated at fair market value, are not hedged and are exposed to the risk of changing market prices.  The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period unless they are securities for which the Company has not elected the fair value option.  Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations.  An immediate 10% change in the market price of our equity securities would have a $.7 million effect on comprehensive income. Although the stock market has shown extreme volatility in the first nine months of 2008, the Company has determined that it has not, at this time, incurred an impairment loss on its equity investments that is other than temporary.  These assets are classified as available for sale; however, the Company plans to hold these securities indefinitely and has the ability to do so.  The Company is not aware of any events or changes in circumstances that occurred during the first nine months of 2008 that had a significant adverse effect on the fair value of the investments carried at cost.

    The Company also has $17.8 million of bank loans as of September 30, 2008.  Interest rates on the Company's advancing term loan and revolving line of credit are variable and are based on the JP Morgan Chase prime rate less .75% and lender's national prime rate less 1.25%, respectively. The bank has agreed to extend the term loan maturity to December 31, 2014 and the revolving line of credit maturity to December 31, 2009 under similar terms as the current loans.  We plan to finalize these agreements prior to year end.

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

    There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.       Exhibits

31.1  Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2  Certificate of the Chief Financial Officer pursuant to Section 13a‑14(a)/15d‑14(a) of the Securities Exchange Act of 1934.

32.1  18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated November 7, 2008.

32.2  18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated November 7, 2008.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company
                                                                                                (Registrant)

Date      November 7, 2008                                      /s/ Walter H. Wulf, Jr.

Walter H. Wulf, Jr.
                                                                                President and
                                                                                Chairman of the Board

Date      November 7, 2008                                     /s/ Debra P. Roe

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

31.2                            Certificate of the Chief Financial Officer pursuant
                                            to Section 13a-14(a)/15d-14(a) of the
                                            Securities Exchange Act of 1934.

32.1                           18 U.S.C. Section 1350 Certificate of the President
                                            and Chairman of the Board dated November 7, 2008.

32.2                           18 U.S.C. Section 1350 Certificate of the
                                            Chief Financial Officer dated November 7, 2008.