Form 10-K/A
period 2008-12-31
MONARCH CEMENT CO
filed 2009-03-19
CIK 67517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K/A Amendment No. 1
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

EXPLANATORY NOTE

The Monarch Cement Company, a Kansas corporation, ("Monarch") is filing this Amendment No. 1 on Form 10-K/A solely for the purpose of correcting the date in the principal financial officer certification originally filed as Exhibit 31.2 to Monarch's Form 10-K for the fiscal year ended December 31, 2008 (the "Original Filing"). New certifications of the Company's principal executive officer and principal financial officer have been attached as exhibits to this Amendment No. 1. Except as set forth above, no other changes have been made to the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amendment No. 1 to reflect events which occurred following the date of the Original Filing.

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

13           2008 Annual Report to Stockholders.

21           Subsidiaries of the Registrant.

31.1        Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2        Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1        18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board.

32.2        18 U.S.C. Section 1350 Certificate of the Chief Financial Officer.

10.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MONARCH CEMENT COMPANY
(Registrant)

By:     /s/ Walter H. Wulf, Jr.
   Walter H. Wulf, Jr.
   President

Date:       March 18, 2009

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

                        31.2             Certificate of the Chief Financial Officer pursuant to Section
                                                13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

                        32.1             18 U.S.C. Section 1350 Certificate of the President and Chairman
                                                of the Board.

                        32.2             18 U.S.C. Section 1350 Certificate of the Chief Financial Officer.