Form 10-Q
period 2009-03-31
MONARCH CEMENT CO
filed 2009-05-11
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
             For the quarterly period ended March 31, 2009, or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   X      NO

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ___    NO ___

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer X
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES           NO   X

As of April 28, 2009, there were 2,525,547 shares of Capital Stock, par value $2.50 per share outstanding and 1,498,651 shares of Class B Capital Stock, par value $2.50 per share outstanding.

PART I  -  FINANCIAL INFORMATION

The condensed consolidated financial statements included in this report have been prepared by our Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Our Company believes that the disclosures are adequate to make the information presented not misleading.  The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented.  Those adjustments consist only of normal, recurring adjustments.  The condensed consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Company's most recent annual report on Form 10‑K for 2008 filed with the Securities and Exchange Commission.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Item 1.       Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008
ASSETS	2 0 0 9	2 0 0 8
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$ 1,969,978	$ 3,111,509
Short-term investments, at cost which approximates fair value	2,100,000	2,100,000
Receivables, less allowances of $804,250 in 2009 and
$788,000 in 2008 for doubtful accounts	16,180,881	15,499,638
Inventories, priced at cost which is not in excess of market-
Finished cement	$ 6,696,719	$ 4,507,180
Work in process	1,045,841	1,681,765
Building products	5,247,195	5,069,230
Fuel, gypsum, paper sacks and other	7,217,397	6,312,135
Operating and maintenance supplies	11,282,829	10,943,746
Total inventories	$ 31,489,981	$ 28,514,056
Refundable federal and state income taxes	1,010,771	27,102
Deferred income taxes	710,000	710,000
Prepaid expenses	991,922	508,324
Total current assets	$ 54,453,533	$ 50,470,629
PROPERTY, PLANT AND EQUIPMENT, at cost, less
accumulated depreciation and depletion of $153,862,431
in 2009 and $151,055,752 in 2008	90,954,392	90,803,872
DEFERRED INCOME TAXES	19,914,540	19,473,540
INVESTMENTS	13,632,383	12,740,244
OTHER ASSETS	1,150,067	1,276,364
	$ 180,104,915	$ 174,764,649
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$ 7,879,605	$ 6,308,873
Line of credit payable	8,483,887	-
Current portion of advancing term loan	2,665,633	2,643,913
Accrued liabilities	6,948,692	8,553,694
Total current liabilities	$ 25,977,817	$ 17,506,480
LONG-TERM DEBT	14,347,101	15,108,016
ACCRUED POSTRETIREMENT BENEFITS	26,568,932	26,210,409
ACCRUED PENSION EXPENSE	15,298,764	14,720,952
EQUITY:
COMPANY STOCKHOLDERS' EQUITY:
Capital stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued 2,523,514 shares
at 3/31/2009 and 2,518,658 shares at 12/31/2008	$ 6,308,785	$ 6,296,645
Class B capital stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-
share basis - Authorized 10,000,000 shares, Issued 1,500,684
shares at 3/31/2009 and 1,505,540 shares at 12/31/2008	3,751,710	3,763,850
Retained earnings	102,308,429	104,958,556
Accumulated other comprehensive loss	(15,151,123)	(14,509,123)
Total Company stockholders' equity	$ 97,217,801	$ 100,509,928
Noncontrolling Interest	694,500	708,864
Total equity	$ 97,912,301	$ 101,218,792
	$ 180,104,915	$ 174,764,649
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND RETAINED EARNINGS
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

	2009	2008
NET SALES	$ 25,330,736	$ 25,089,226
COST OF SALES	24,858,824	23,808,903
Gross profit from operations	$ 471,912	$ 1,280,323
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	4,121,633	3,894,199
Loss from operations	$ (3,649,721)	$ (2,613,876)
OTHER INCOME (EXPENSE):
Interest income	$ 34,223	$ 74,898
Interest expense	(147,694)	(254,147)
Gains on equity investments	77,535	-
Dividend income	34,879	25,709
Other, net	(53,713)	240,190
	$ (54,770)	$ 86,650

Loss before taxes on income	$ (3,704,491)	$ (2,527,226)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(1,040,000)	(725,000)

NET LOSS	$ (2,664,491)	$ (1,802,226)

Less: Net loss attributable to noncontrolling interests	(14,364)	(174)

NET LOSS ATTRIBUTABLE TO THE COMPANY	$ (2,650,127)	$ (1,802,052)

RETAINED EARNINGS, beginning of period	104,958,556	98,488,627

RETAINED EARNINGS, end of period	$ 102,308,429	$ 96,686,575
Basic loss per share	$ (0.66)	$ (0.45)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

	2009	2008
NET LOSS	$ (2,650,127)	$ (1,802,052)
UNREALIZED APPRECIATION (DEPRECIATION)
ON AVAILABLE FOR SALE SECURITIES
(Net of deferred tax benefit of $(396,000)
and $(460,000) for 2009 and 2008, respectively)	(596,465)	(690,000)

LESS: RECLASSIFICATION ADJUSTMENT FOR
REALIZED GAINS INCLUDED IN
NET INCOME (net of deferred tax expense
of $32,000 and $-0- for 2009 and 2008, respectively)	45,535	-
COMPREHENSIVE LOSS	$ (3,292,127)	$ (2,492,052)

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)
	2009	2008
OPERATING ACTIVITIES:
Net loss	$ (2,664,491)	$ (1,802,226)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation, depletion and amortization	2,977,641	2,734,869
Deferred income taxes	(13,000)	(14,000)
Gain on disposal of assets	(40)	(18,000)
Realized gain on sale of equity investments	(77,535)	-
Change in assets and liabilities:
Receivables, net	(681,243)	(1,983,766)
Inventories	(2,975,925)	(1,214,712)
Refundable income taxes	(983,669)	(704,889)
Prepaid expenses	(483,598)	(482,052)
Other assets	5,687	5,392
Accounts payable and accrued liabilities	1,087,773	245,756
Accrued postretirement benefits	358,523	502,809
Accrued pension expense	577,812	43,789
Net cash used for operating activities	$ (2,872,065)	$ (2,687,030)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$ (2,278,623)	$ (1,500,974)
Proceeds from disposals of property, plant and equipment	200	18,000
Payment for purchases of equity investments	(2,493,439)	(1,806,438)
Proceeds from disposals of equity investments	608,835	-
Net cash used for investing activities	$ (4,163,027)	$ (3,289,412)

FINANCING ACTIVITIES:
Increase in line of credit, net	$ 8,483,887	$ 6,303,743
Payments on bank loans	(654,879)	(467,374)
Payments on other long-term debt	(84,316)	(79,231)
Cash dividends paid	(1,851,131)	(1,771,862)
Net cash provided by financing activities	$ 5,893,561	$ 3,985,276

Net decrease in cash and cash equivalents	$ (1,141,531)	$ (1,991,166)
Cash and Cash Equivalents, beginning of year	3,111,509	4,404,116
Cash and Cash Equivalents, end of period	$ 1,969,978	$ 2,412,950

Interest paid, net of amount capitalized	$ 143,227	$ 247,633
Income taxes paid, net of refunds	$ (45,204)	$ 560,000
Capital equipment additions included in accounts payable	$ 951,002	$ 41,885
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008 (Unaudited), and December 31, 2008

  For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10‑K.

  Certain reclassifications have been made to the 2008 financial statements to conform to the current year presentation. These reclassifications had no effect on net earnings.

  For the three months ended March 31, 2009, we incurred a temporary LIFO liquidation gain due to reductions in finished cement and work in process inventory of $.3 million which we expect to be restored by the end of the year.  The temporary LIFO liquidation gain has been deferred as a component of accrued liabilities.  We did not have any temporary LIFO liquidation gains during the three months ended March 31, 2008.

  Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.  The weighted average number of shares outstanding was 4,024,198 and 4,026,958 in the first quarter of 2009 and 2008.  The Company has no common stock equivalents and therefore, does not report diluted earnings per share.

  Our Company groups its operations into two lines of business - Cement Business and Ready-Mixed Concrete Business.  The "Cement  Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products, precast concrete construction, and sundry building materials business.  Corporate assets for 2009 and 2008 include cash and cash equivalents, refundable federal and state income taxes, deferred income taxes, investments and other assets.

	Cement Business	Ready-Mixed Concrete Business	Adjustments and Eliminations	Consolidated
For the Three Months Ended 3/31/09
Sales to unaffiliated customers	$ 9,942,542	$ 15,388,194	$ ‑	$ 25,330,736
Intersegment sales	2,403,117	‑	(2,403,117)	‑
Total net sales	$ 12,345,659	$ 15,388,194	$ (2,403,117)	$ 25,330,736

Loss from operations	$ (2,094,957)	$ (1,554,764)		$ (3,649,721)
Other income, net				(54,770)
Loss before income taxes				$ (3,704,491)
Capital Expenditures	$ 2,087,052	$ 920,659		$ 3,007,711

For the Three Months Ended 3/31/08
Sales to unaffiliated customers	$ 9,534,781	$ 15,554,445	$ ‑	$ 25,089,226
Intersegment sales	2,615,710	‑	(2,615,710)	‑
Total net sales	$ 12,150,491	$ 15,554,445	$ (2,615,710)	$ 25,089,226

Loss from operations	$ (1,432,407)	$ (1,181,469)		$ (2,613,876)
Other income, net				86,650
Loss before income taxes				$ (2,527,226)
Capital Expenditures	$ 562,774	$ 434,000		$ 996,774

	Cement Business	Ready-Mixed Concrete Business	Consolidated
Balance as of 3/31/09
Identifiable Assets	$ 98,054,524	$ 41,562,652	$ 139,617,176
Corporate Assets			40,487,739
			$ 180,104,915
Balance as of 3/31/08
Identifiable Assets	$ 99,101,378	$ 37,556,789	$ 136,658,167
Corporate Assets			32,611,281
			$ 169,269,448

  The following table presents the components of net periodic costs as of March 31, 2009 and 2008:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$ 421,986	$ 155,434	$ 131,827	$ 147,998
Interest cost	1,366,437	482,521	448,716	457,265
Expected return on plan assets	(1,452,208)	(564,659)	-	-
Amortization of prior service cost	98,822	20,494	-	-
Recognized net actuarial gain	142,775	34,498	-	-
Unrecognized net loss	-	-	195,748	291,787
Net periodic expense	$ 577,812	$ 128,288	$ 776,291	$ 897,050

As previously disclosed in our financial statements for the year ended December 31, 2008, Monarch expects to contribute approximately $1,880,000 to the pension fund in the last three quarters of 2009.  The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets.  As previously disclosed in our financial statements for the year ended December 31, 2008, Monarch expects to contribute approximately $1,560,000 to this plan in 2009.  As of March 31, 2009, we have contributed about $418,000 and anticipate contributing an additional $1,142,000 to this plan in 2009 for a total of $1,560,000.

  The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2005.

  As of March 31, 2009, the amount of accounts payable related to property, plant and equipment was $951,002 compared to December 31, 2008 which was $221,914.

  The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, "Fair Value Measurements". SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The standard describes three levels of inputs that may be used to measure fair value.  Level 1 uses quoted prices in active markets for identical assets or liabilities.  Level 2 uses observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 3 uses unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  SFAS 157 is effective on a prospective basis for all fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Positions (FSP) 157-1 which removed certain leasing transactions from its scope and FSP 157-2 which partially deferred the effective date of SFAS 157 for one year for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company's adoption of FSP 157-2 on January 1, 2009 did not have a material impact on the consolidated financial statements.  In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active".  This FSP provides additional guidance regarding the application of SFAS 157, "Fair Value Measurements", in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  FSP FAS 157-3 is effective immediately upon issuance and applies to prior periods for which financial statements have not been issued.  We adopted the provisions of FSP FAS 157-3 as of December 31, 2008.  The adoption of this standard did not have a material impact on our consolidated financial statements.

  The following table summarizes the bases used to measure certain assets at fair value on a recurring basis in the balance sheet:

Fair Value Measurements at Reporting Date Using:
March 31, 2009	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)
Assets:
Available-for-sale securities	$ 11,834,285	$ 11,834,285	$ -	$ -
Total	$ 11,834,285	$ 11,834,285	$ -	$ -

December 31, 2008
Assets:
Available-for-sale securities	$ 10,939,044	$ 10,939,044	$ -	$ -
Total	$ 10,939,044	$ 10,939,044	$ -	$ -

  The Company has no liabilities in either year requiring remeasurement to fair value on a recurring basis in the balance sheet. The Company has no additional assets or liabilities in either year requiring remeasurement to fair value on a non-recurring basis in the balance sheet.

  The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2009:

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$4,869,640	$1,649,735	$ -	$ -	$4,869,640	$1,649,735
Investments in equity
securities carried at cost	1,434,500	223,100	-	-	1,434,500	223,100
Total	$6,304,140	$1,872,835	$ -	$ -	$6,304,140	$1,872,835

  Due to the adverse market conditions, the Company's investments in marketable equity securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each purchase to market price.  As a result of these evaluations, the Company did not identify any other-than-temporary impairments in investments which would have resulted in a recognized loss in earnings of equity investments.  The Company did identify some specific purchases of marketable equity securities that were not other-than-temporarily impaired resulting in the recognition of unrealized losses (see table above). These securities have recovered 89% of their temporary impairments since March 31, 2009 excluding the investments in the common stock of one company which is a producer of construction aggregates, construction materials and cement. The severity of the impairment for that company's common stock (fair value is approximately 22.5 percent less than cost) and the duration of the impairment (less than 3 months) correlate with the continued weakening of the industry. The Company evaluated the near-term prospects of all of the issuers in relation to the severity and duration of the impairments.  Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of the entire cost bases of the securities, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2009.

  The Company owns stock in two privately-owned companies accounted for by the cost method; one in the brick industry and the other in the ethanol production industry.  Due to continued adverse market conditions, these investments were evaluated for impairment based on average cost and specific identification, respectively.  As a result of those evaluations, the Company identified an unrealized loss on the brick industry investment of $.2 million (see table above).  The severity of the impairment (fair value is approximately 13% less than cost) and the duration of the impairment (less than 6 months) correlate with the weak performance within its industry.  Based on the Company's evaluation through a discounted cash flow valuation of the investee and the Company's ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of the entire cost bases of the securities, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2009.  The aggregate cost after impairments of the Company's cost-method investments totaled $1.8 million at March 31, 2009 and December 31, 2008.

  Effective January 1, 2009, the Company adopted SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". Upon adoption, minority interest previously presented in the mezzanine section of the balance sheet has been retrospectively reclassified as noncontrolling interest within equity.  In addition, the consolidated net loss and comprehensive loss presented in the statements of loss have been retrospectively revised to include the net loss attributable to the noncontrolling interest.  Beginning January 1, 2009, losses attributable to the noncontrolling interest will be allocated to the noncontrolling interest even if the carrying amount of the noncontrolling interest is reduced below zero.  Any changes in ownership after January 1, 2009, that do not result in a loss of control will be prospectively accounted for as equity transactions in accordance with SFAS 160.

  In March 2008, the FASB issued SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133".  FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  This statement amends the disclosure requirements of SFAS 133 to provide an enhanced understanding of how and why derivative instruments are used, how they are accounted for and their effect on an entity's financial condition, performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  For the Company, SFAS 161 is effective beginning January 1, 2009.  Since the Company does not participate in hedging activities and does not use derivative instruments, the Company's adoption of SFAS 161 on January 1, 2009 did not have any impact on our disclosures or our consolidated financial statements.

  Effective January 1, 2009, the Company adopted SFAS No. 141R (revised 2007), "Business Combinations", which replaced SFAS 141. SFAS 141R retains the fundamental requirements of SFAS 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure.  SFAS 141R to date did not have any impact on our disclosures or our consolidated financial statements, but will be applicable to the Company for business combinations that may occur in the future.

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

          Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q report filed with the Securities and Exchange Commission, constitute "forward-looking statements".  Except for historical information, the statements made in this report are forward-looking statements that involve risks and uncertainties.  You can identify these statements by forward-looking words such as "should", "expect", "anticipate", "believe", "intend", "may", "hope", "forecast" or similar words.  In particular, statements with respect to variations in future demand for our products in our market area or the future activity of federal and state highway programs and other major construction projects, the timing, scope, cost and benefits of our proposed and recently completed capital improvements and expansion plans, including the resulting increase in production capacity, our forecasted cement sales, the timing and source of funds for the repayment of our revolving line of credit, our ability to pay dividends at the current level, our anticipated expenditures for benefit plans, and our anticipated increase in solid fuels and electricity required to operate our facilities and equipment are all forward-looking statements.  You should be aware that forward-looking statements involve known and unknown risks, uncertainties, and other factors that may affect the actual results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others:

-  general economic and business conditions;
-  competition;
-  raw material and other operating costs;
-  costs of capital equipment;
-  changes in business strategy or expansion plans;
-  demand for our Company's products;
-  cyclical and seasonal nature of our business;
-  the effect of weather on our business;
-  the effect of environmental and other government regulations;
-  the availability of credit at reasonable prices; and
-  the effect of federal and state funding on demand for our products.

RESULTS OF OPERATIONS - CRITICAL ACCOUNTING POLICIES

          Reference is made to the Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Policies incorporated herein by reference to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008 for accounting policies which are considered by management to be critical to an understanding of the Company's financial statements.

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

          Operating results for the first quarter can vary considerably from year to year. However, the Company's operating results for the first quarter of 2009 did not vary significantly from the first quarter of 2008.  The residential construction slowdown which began during 2008 continued in 2009 to suppress the demand for cement and ready-mixed concrete.  A reduction in cement sales, and accordingly ready-mix concrete sales, was projected by the Portland Cement Association, but thus far the decrease has been more severe in other areas of the country than in most of our market.

          Based on sales forecasts and inventory levels at the beginning of 2008, the Company elected to reduce cement production in the first quarter of 2008 and use that opportunity to undertake major plant repairs and maintenance, largely using our own production personnel.  These shutdowns adversely impacted our gross profits in the first quarter of 2008. Based on sales forecasts and inventory levels at the beginning of 2009, the Company elected again to reduce cement production in the first quarter of 2009 and to take that opportunity to undertake additional major plant repairs and maintenance, largely using our own production personnel. The Company normally performs repairs and maintenance every winter, but the decision to perform it using employees or to perform it using outside contractors is determined by anticipated sales demand, whether we have the internal expertise and our inventory target levels. Gross profits were affected adversely again in the first quarter of 2009 in the same manner they were in the first quarter of 2008 since the ongoing costs of the cement plant, normally allocated to inventory produced, were expensed as part of plant maintenance.  These costs were the primary factor contributing to the net loss for the first quarter of 2009.

RESULTS OF OPERATIONS - FIRST QUARTER OF 2009 COMPARED TO FIRST QUARTER OF 2008

          Consolidated net sales for the three months ended March 31, 2009, increased by $.2 million when compared to the three months ended March 31, 2008.  Sales in our Cement Business were higher by $.4 million and sales in our Ready-Mixed Concrete Business were lower by $.2 million.  Cement Business sales increased $.7 million due to a 7.1% increase in volume sold and decreased $.3 million due to price decreases. The Ready-Mixed Concrete Business sales decrease was due to a 2.9% decline in cubic yards of ready mix sold partially offset by a 2.3% increase in cubic yard prices.

          Consolidated cost of sales for the three months ended March 31, 2009, increased by $1.0 million when compared to the three months ended March 31, 2008.  Cost of sales in our Cement Business was higher by $.8 million and cost of sales in our Ready-Mixed Concrete Business was higher by $.2 million. Cement Business cost of sales increased primarily due to the 7.1% increase in volume sold. Ready-Mixed Concrete Business cost of sales increased primarily due to fixed production costs being allocated over lower volumes.

          As a result of the above sales and cost of sales factors, our overall gross profit rate for the three months ended March 31, 2009 was 1.9% versus 5.1% for the three months ended March 31, 2008.  The gross profit rate for the Cement Business declined from 4.7% in the three months ended March 31, 2008 to .4% for the three months ended March 31, 2009. The gross profit rate for the Ready-Mixed Concrete Business declined from 5.4% in the three months ended March 31, 2008 to 2.8% for the three months ended March 31, 2009.

          Selling, general, and administrative expenses increased by 5.8% during the first quarter of 2009 compared to the first quarter of 2008. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.  This increase is primarily due to expenses related to payroll and pension expenses.

          The effective tax rates for the three months ended March 31, 2009 and 2008 were 28.1% and 28.7%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction, noncontrolling interest in consolidated income (loss) and valuation allowance.  Taxes for the current year are estimated based on prior years' effective tax rates.

 LIQUIDITY

          The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At March 31, 2009 and December 31, 2008, cash equivalents consisted primarily of money market investments and repurchase agreements with various banks which are not guaranteed by the FDIC.  The financial institutions holding the Company's cash accounts are participating in the FDIC's Transaction Account Guarantee Program.  Under that program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.

          The Company has $2.1 million of short-term investments in Bank of Oklahoma, N.A. certificates of deposit which mature in less than one year.  Effective October 3, 2008, the FDIC's insurance limits increased to $250,000.  The increase in federally insured limits is currently set to expire December 31, 2009.  At March 31, 2009, the Company's account exceeded federally insured limits by approximately $1.9 million.

We are able to meet our cash needs primarily from a combination of operations and bank loans.

          Net cash used for operating activities totaled $2.9 million for the three months ended March 31, 2009, an increase in the use of cash of $.2 million as compared with the three months ended March 31, 2008.  Net loss increased $.8 million from 2008 to 2009 primarily due to the decline in the gross profit margin that resulted from increased repairs and maintenance costs in our Cement Business and fixed production costs being allocated over lower volumes in our Ready-Mixed Concrete Business as discussed under "Overview" above. Receivables increased more in the first quarter of 2008 than 2009 due primarily to a greater increase in March sales in 2008 over December sales in 2007 compared to the increase in March sales in 2009 over December sales in 2008.  While the Company reduced production in the first quarter of 2008 and 2009, inventories increased more in the first quarter of 2009 than the first quarter of 2008.  Finished cement inventory increased $2.2 million and work-in-process declined $.6 million during the first quarter of 2009 while finished cement increased $.4 million and work-in-process declined $1.2 million during the first quarter of 2008.  More cash was provided in the first quarter of 2009 than 2008 as a result of a $1.6 million increase in payables during the first quarter of 2009 as compared to a slight decline in 2008. Accrued pension expense increased by $.5 million more in the first quarter of 2009 as compared to the first quarter of 2008 due to a decline in plan asset values as of the end of 2008.

          Net cash used for investing activities totaled $4.2 million in the first quarter of 2009 while $3.3 million was used in the first quarter of 2008.  The $.9 million increase in net cash used for investing activities from the first quarter of 2008 to the first quarter of 2009 is principally due to an increase in the acquisition of property, plant and equipment.  The increase in the cash used to purchase equity investments was essentially offset by the increase in the proceeds from the disposal of equity investments. Cash used to purchase equity investments was partially provided from proceeds of the sale of equity investments in 2009 with the net result essentially the same cash usage as 2008.  Proceeds from disposals totaled $.6 million in 2009 while no investments were disposed of in 2008.

          Net cash provided by financing activities totaled $5.9 million and $4.0 million for 2009 and 2008, respectively, and were primarily the result of bank loan and revolving line of credit balances.  These loans were used to cover increases in receivables, inventories, and equity investments plus approximately $2.3 million in 2009 for cash expenditures for property, plant and equipment.

          In December 2008, Monarch renewed and modified the loan agreement with its current lender, Bank of Oklahoma, N.A., under similar terms as the prior agreement. Monarch's current unsecured credit commitment consists of a $25.0 million term loan maturing December 31, 2014 and a $15.0 million line of credit maturing December 31, 2009. The term loan bears a floating interest rate based on the lender's National Prime rate less .75% with a 3.00% interest rate minimum or floor. The line of credit bears a floating interest rate based on the lender's National Prime rate less 1.25% with a 2.50% interest rate minimum or floor. The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at year end.  Prior to the renewal, interest on the Company's term loan was variable and was based on the JP Morgan Chase prime rate less .75%.  Interest on the line of credit varied with the lender's National Prime rate less 1.25% for 2008.  As of March 31, 2009, we had borrowed $16.6 million on the term loan and $8.5 million on the line of credit leaving a balance available on the line of credit of $6.5 million.  The annual weighted average interest rate we paid on the term loan during the first quarter of 2009 and 2008 was 3.25% and 5.60%, respectively.  The annual weighted average interest rate we paid on the line of credit during the first quarter of 2009 and 2008 was 2.75% and 5.10%, respectively.  At the end of the quarter, the applicable interest rate was 3.25% on the term loan and 2.75% on the line of credit. The term loan was used to help finance the expansion project at our cement manufacturing facility.  The line of credit was used to cover operating expenses primarily during the first quarter of the year due to the seasonality of our business and for capital expenditures. Our Board of Directors has given management the authority to borrow an additional $10 million, for a maximum of $50 million.  We have not discussed additional financing with any banks or other financial institutions; therefore, no assurances can be given that we will be able to obtain this additional borrowing on favorable terms, if at all.

          The Company has projects in the planning and design phases in addition to projects already in progress. For discussion of these projects, see paragraph two under "Capital Resources" below. We anticipate capital expenditures for 2009 to be higher than 2008 levels, but we do not anticipate the need for additional bank financing other than that available under the existing line of credit.

          For several years the Company has paid a $.20 per share dividend in January, March, June and September. Beginning with the April 2006 Board of Directors meeting, the Board elected to increase these dividends to $.21 per share; at the April 2007 Board of Directors meeting, the Board increased the dividend to $.22 per share; and at the April 2008 Board of Directors meeting, the Board increased the dividend to $.23 per share.  Under the terms and conditions of our loan agreement, the Company is required to maintain a tangible net worth of $90 million and an adjusted tangible net worth, which is tangible net worth before other comprehensive income, of $95 million.  The Company was in compliance with these requirements at the end of the first quarter of 2009.  Although dividends are declared at the Board's discretion and could be impacted by the minimum net worth requirements of the Company's loan agreement, we project future earnings will support the continued payment of dividends at the current level.

          The Company has been required to make a pension contribution each of the past two years.  In 2008 and 2007, the Company contributed approximately $1.4 million and $.7 million, respectively, to the pension fund. No estimates of required pension payments have been asked for or made beyond 2009.  The decline in the bond and stock markets in 2008 significantly reduced the value of our pension funds at December 31, 2008.  Based on the pension laws currently in effect, the resulting increase in minimum funding requirements could cause a negative impact to our liquidity.

FINANCIAL CONDITION

          Total assets as of March 31, 2009 were $180.1 million, an increase of $5.3 million since December 31, 2008.  Increases in receivables and finished cement inventory are common during the first quarter of the year due to the seasonality of our business (see "Seasonality" below). Receivables and finished cement inventory increased approximately $.7 million and $2.2 million, respectively.  Fuel, gypsum, paper sacks and other inventory increased $.9 million primarily due to purchases of coal and petroleum coke exceeding amounts consumed in the production process.  Operating and maintenance supplies inventory increased $.3 million due to purchases of specialized repair supplies related to the recently completed construction in the production facilities.  Management continually evaluates the lead time to obtain repair parts which are critical to its cement operations in determining which parts to keep in inventory.  Work-in-process decreased $.6 million primarily due to the decision to reduce production as discussed under "Overview" above.  Prepaid expenses increased by $.5 million primarily due to insurance deposits.  Deferred income taxes increased primarily due to decreases in unrealized holding gains related to equity investments.  Investments increased despite an unrealized loss of approximately $.6 million due to the purchase of $1.9 million of equity investments, net of disposals.

          Indebtedness increased $7.7 million during the first three months of 2009 primarily due to funding the increases in receivables, inventories, and equity investments just discussed plus approximately $2.3 million for cash expenditures for property, plant and equipment.

          Accounts payable increased by $1.6 million since December 31, 2008 primarily due to acquisitions of equipment related to the fuel handling system project. Cash dividends liability, which is included in accrued liabilities, decreased by $1.9 million from December 31, 2008 to March 31, 2009 due to the timing of when dividends are declared.  Accumulated other comprehensive loss increased due primarily to a $.6 million net unrealized holding loss.

CAPITAL RESOURCES

          The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Capital expenditures during the first quarter of 2009 included expenditures on a new fuel handling system. We also invested in routine equipment purchases during the first quarter of 2009, primarily in the Ready-Mixed Concrete Business. During the first quarter of 2009, cash expenditures for property, plant and equipment totaled approximately $2.3 million, excluding the amounts that are included in accounts payable.

          The Company is currently installing a fuel handling system which is expected to be completed in the third quarter of 2009 at a cost of approximately $4.0 million.  Projects in the planning and design phases include an overland conveyor system to improve efficiencies in moving raw materials.  This conveyor system and projects related thereto are expected to cost approximately $15.0 million to $25.0 million depending on the exact components of the project undertaken and the volatility of certain material costs, particularly steel. Management has the discretion to postpone components of the project and the discretion to undertake part or the entire project. The overland conveyor system and projects related to it are estimated to take twenty-four to thirty-six months to complete after the first purchase order is issued, which is expected to occur in 2009.  The Company also plans to invest in other miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business in 2009.  These expenditures are expected to reach approximately $12.0 million during 2009 and will be funded with a mixture of cash from operations and temporary bank loans. We do not anticipate the need for additional bank financing beyond the amount available through our existing revolving line of credit.

MARKET RISK

          Market risks relating to the Company's operations result primarily from changes in demand for our products.  Construction activity, particularly in the residential market, has been adversely impacted by the global financial crisis even though interest rates are at historically low levels.  A continuation of the financial crisis, including a scarcity of credit, or a significant increase in interest rates could lead to a further reduction in construction activities in both the residential and commercial market.  Budget shortfalls during economic slowdowns could cause money to be diverted away from highway projects, schools, detention facilities and other governmental construction projects.  Reduction in construction activity lowers the demand for cement, ready-mixed concrete, concrete products and sundry building materials.  As demand decreases, competition to retain sales volume could create downward pressure on sales prices.  The manufacture of cement requires a significant investment in property, plant and equipment and a trained workforce to operate and maintain this equipment.  These costs do not materially vary with the level of production.  As a result, by operating at or near capacity, regardless of demand, companies can reduce per unit production costs.  The continual need to control production costs encourages overproduction during periods of reduced demand.

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

ENVIRONMENTAL REGULATIONS

          Regulation of carbon dioxide emissions are currently being discussed by both state and federal legislative bodies and regulators.  As part of the chemical process involved in the production of portland cement, carbon dioxide is driven off of raw materials.  Management is studying practices and technology which may reduce or sequester carbon dioxide emissions.  The effect of environmental regulations, and/or noncompliance thereof, may increase taxes, penalties, and the cost of production, as well as require additional capital expenditures for equipment.

          On April 21, 2009 the Environmental Protection Agency (EPA) proposed modifications to National Emission Standard for Hazardous Air Pollutants (NESHAP) which would set limits for certain emissions from portland cement kilns. Under the proposal the limits would not be fully implemented until 2013.  Management is reviewing this proposal and the best available technology which may achieve compliance if the final rule is promulgated in its present form.  Additional capital expenditures may be required to attain the proposed limits.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

          The Company invests in equity investments which are subject to market fluctuations.  The Company had $13.6 million of equity securities, primarily of publicly traded entities, as of March 31, 2009.  The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $1.8 million as of March 31, 2009.  The remaining $11.8 million in equity investments, which are stated at fair market value, are not hedged and are exposed to the risk of changing market prices.  The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period unless they are securities for which the Company has not elected the fair value option.  Securities carried at cost are adjusted for impairment, if conditions warrant.  Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations.  An immediate 10% change in the market price of our equity securities would have a $.8 million effect on comprehensive income.  At March 31, 2009, the Company evaluated all of its equity investments for impairment. The results of those evaluations are discussed in Note 9 of Notes to the Condensed Consolidated Financial Statements.

          The Company also has $25.1 million of bank loans as of March 31, 2009.  Interest rates on the Company's term loan and line of credit are variable, subject to interest rate minimums or floors, and are based on the lender's National Prime rate less .75% and lender's National Prime rate less 1.25%, respectively.

Item 4.         Controls and Procedures

          The Company maintains disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in the Company's reports under the  Exchange Act  is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

          As of the end of the period covered by this report, an evaluation was carried out by the Company's management, including its President and Chairman of the Board of Directors and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-5(e) or 15d-15(e) under the Exchange Act).  Based upon that evaluation, the Company's President and Chairman of the Board of Directors and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

          There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION

Item 1.       Legal Proceedings

          The Company and Tulsa Dynaspan, Inc. (TDI) a subsidiary of the Company, were defendants in a case brought by David Markle, Richard Evilsizer, and five other named plaintiffs, filed in the District Court of Tulsa County, Oklahoma, on December 29, 2004 and amended on January 19, 2005, January 6, 2006, August 18, 2006, and January 12, 2007.  Prior to the August 18, 2006 amendment, Plaintiffs dismissed claims they had previously asserted for defamation and various business torts, derivative claims brought on behalf of the Company, and claims to ownership of an invention relating to parking garage construction.  Markle and Evilsizer remained as Plaintiffs; the five other original Plaintiffs remained in the action only as counterclaim defendants.  Plaintiffs sought an award of actual and exemplary damages from the Company, one of its directors and four of TDI's directors for alleged breach of fiduciary duties owed to TDI, based upon derivative and breach of contract claims.  The Company asserted a counterclaim based upon breach of contract against Markle and TDI asserted counterclaims based upon breach of fiduciary duty, misappropriation, violations of the Computer Fraud and Abuse Act and the Oklahoma Trade Secrets Act, unjust enrichment, and various business torts against all of the original plaintiffs. Plaintiffs also sought an order from the Court that the Company purchase Plaintiffs' shares of TDI stock for fair value.  On April 10, 2007, the Court heard arguments on various motions and subsequently entered the following orders: Monarch and the individual directors' motion for summary judgment dismissing all of Plaintiffs' claims was granted; Monarch's motion for summary judgment on its pre-termination competition claim against Markle was granted; TDI's motion for summary judgment against Plaintiffs for unjust enrichment and breach of fiduciary duty was granted; Markle's motion for partial summary judgment on the non-compete agreement executed by the parties was denied. Additional hearings to establish TDI's and Monarch's damages were necessary; all of Plaintiffs' claims were dismissed.  Because of the failure of certain plaintiffs to participate in a pretrial conference the proceedings were bifurcated.  Markle and Evilsizer later filed bankruptcy.  Complaints to collect damages from Markle and Evilsizer were filed in the Bankruptcy courts.  Monarch claims against Markle in bankruptcy were dismissed as duplicative; TDI's claim against Markle and Monarch's claim against Evilsizer remained pending.  A hearing on actual and punitive damages against Parking Builders, GBS and ENCO was held on February 1, 2008.  On February 29, 2008, TDI was awarded $3,117,574 in actual damages and an additional $3,117,574 in punitive damages against GBS and ENCO; TDI was awarded $1,614,720 in actual damages and an additional $1,614,720 in punitive damages against Parking Builders.  No assurances can be given as to the collectability of these damage awards.  TDI has settled its claims against Martin and Bobbitt. A judgment has been entered against Markle and in favor of TDI in the amount of $3.0 million. No assurances can be given as to the collectability of the judgment. TDI has agreed to accept a lesser amount in full satisfaction provided Markle pays cash by a date certain.  The action against Evilsizer remains pending.

          By letter dated April 27, 2009, the Company was notified of allegations by the Kansas Department of Health and Environment (KDHE) that the Company has performed multiple modifications at the Company's facility for which the Company did not apply for or obtain the KDHE construction permits required by the Kansas Air Quality Act and related regulations.  KDHE also alleged that the Company did not apply for or obtain from KDHE the necessary permits for modifications to a facility that are significant for Prevention of Significant Deterioration (PSD).  Based on these allegations, KDHE proposes to assess a civil penalty of $351,000, and to require the Company to submit a new, complete PSD permit application, including therein a proposal by the Company for installation of air emission controls to achieve Best Available Control Technology (BACT) as provided in applicable regulations.  The Company is evaluating and does not agree with certain of KDHE's factual and legal allegations, and has requested a meeting with KDHE to seek clarification of KDHE's position. The Company will attempt to resolve these issues through negotiation and mutual agreement between the Company and KDHE, and the Company will reserve all legal rights in the event such a resolution cannot be reached.

Item 6.       Exhibits

31.1  Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2  Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1  18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated May 11, 2009.

32.2  18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated May 11, 2009.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company
                                                                                                (Registrant)

Date      May 11, 2009                                             /s/ Walter H. Wulf, Jr.

Walter H. Wulf, Jr.
                                                                                President and
                                                                                Chairman of the Board

Date      May 11, 2009                                             /s/ Debra P. Roe

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
                                            and Chairman of the Board dated May 11, 2009.

32.2                           18 U.S.C. Section 1350 Certificate of the
                                            Chief Financial Officer dated May 11, 2009.