Form 10-Q
period 2009-06-30
MONARCH CEMENT CO
filed 2009-08-10
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2009, or

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

Large accelerated filer	___		Accelerated filer	X
Non-accelerated filer	___	(Do not check if a smaller reporting company)	Smaller reporting company	___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES           NO   X

As of July 30, 2009, there were 2,527,367 shares of Capital Stock, par value $2.50 per share outstanding and 1,496,831 shares of Class B Capital Stock, par value $2.50 per share outstanding.

PART I  -  FINANCIAL INFORMATION

The condensed consolidated financial statements included in this report have been prepared by our Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Our Company believes that the disclosures are adequate to make the information presented not misleading.  The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented.  Those adjustments consist only of normal, recurring adjustments.  The condensed consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Company's most recent annual report on Form 10-K for 2008 filed with the Securities and Exchange Commission.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Item 1.       Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2009 and December 31, 2008

ASSETS	2 0 0 9	2 0 0 8
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$3,063,293	$3,111,509
Short-term investments, at cost which approximates fair value	-	2,100,000
Receivables, less allowances of $875,000 in 2009 and
$788,000 in 2008 for doubtful accounts	18,213,777	15,499,638
Inventories, priced at cost which is not in excess of market-
Finished cement	$6,956,404	$4,507,180
Work in process	1,997,460	1,681,765
Building products	5,368,963	5,069,230
Fuel, gypsum, paper sacks and other	7,168,065	6,312,135
Operating and maintenance supplies	11,311,912	10,943,746
Total inventories	$32,802,804	$28,514,056
Refundable federal and state income taxes	-	27,102
Deferred income taxes	710,000	710,000
Prepaid expenses	1,037,688	508,324
Total current assets	$55,827,562	$50,470,629
PROPERTY, PLANT AND EQUIPMENT, at cost, less
accumulated depreciation and depletion of $156,558,902
in 2009 and $151,055,752 in 2008	89,462,596	90,803,872
DEFERRED INCOME TAXES	19,275,540	19,473,540
INVESTMENTS	15,564,224	12,740,244
OTHER ASSETS	1,023,987	1,276,364
	$181,153,909	$174,764,649

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$6,726,654	$6,308,873
Line of credit payable	9,187,241	-
Current portion of term loan	2,690,287	2,643,913
Accrued liabilities	6,100,925	8,553,694
Total current liabilities	$24,705,107	$17,506,480
LONG-TERM DEBT	13,578,702	15,108,016
ACCRUED POSTRETIREMENT BENEFITS	27,021,957	26,210,409
ACCRUED PENSION EXPENSE	15,331,295	14,720,952
EQUITY:
COMPANY STOCKHOLDERS' EQUITY:
Capital stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued 2,525,847 shares
at 6/30/2009 and 2,518,658 shares at 12/31/2008	$6,314,618	$6,296,645
Class B capital stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-
share basis - Authorized 10,000,000 shares, Issued 1,498,351
shares at 6/30/2009 and 1,505,540 shares at 12/31/2008	3,745,877	3,763,850
Retained earnings	104,397,360	104,958,556
Accumulated other comprehensive loss	(14,173,123)	(14,509,123)
Total Company stockholders' equity	100,284,732	100,509,928
Noncontrolling interest	232,116	708,864
Total equity	$100,516,848	$101,218,792
	$181,153,909	$174,764,649
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and the Six Months Ended June 30, 2009 and 2008 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
NET SALES	$36,164,068	$42,996,482	$61,494,804	$68,085,708
COST OF SALES	27,933,443	33,992,699	52,792,267	57,801,602
Gross profit from operations	$8,230,625	$9,003,783	$8,702,537	$10,284,106
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	4,032,897	3,999,798	8,154,530	7,893,997
Income from operations	$4,197,728	$5,003,985	$548,007	$2,390,109
OTHER INCOME (EXPENSE):
Interest income	$53,414	$62,838	$87,637	$137,736
Interest expense	(182,771)	(280,523)	(330,465)	(534,670)
Gains (losses) on equity investments	(7,970)	-	69,565	-
Dividend income	55,880	75,804	90,759	101,513
Other, net	28,781	197,244	(24,932)	437,608
	$(52,666)	$55,363	$(107,436)	$142,187

Income before taxes on income	$4,145,062	$5,059,348	$440,571	$2,532,296
PROVISION FOR INCOME TAXES	1,165,000	1,455,000	125,000	730,000
NET INCOME	$2,980,062	$3,604,348	$315,571	$1,802,122

Less: Net Loss attributable to noncontrolling interests	(34,435)	-	(48,799)	(174)
NET INCOME ATTRIBUTABLE TO THE COMPANY	$3,014,497	$3,604,348	$364,370	$1,802,296

RETAINED EARNINGS, beg. of period	102,308,429	96,686,575	104,958,556	98,488,627
Less cash dividends	925,566	926,200	925,566	926,200
RETAINED EARNINGS, end of period	$104,397,360	$99,364,723	$104,397,360	$99,364,723
Basic earnings per share	$0.75	$0.90	$0.09	$0.45
Cash dividends per share	$0.23	$0.23	$0.23	$0.23

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months and the Six Months Ended June 30, 2009 and 2008 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
NET INCOME	$2,980,062	$3,604,348	$315,571	$1,802,122
UNREALIZED APPRECIATION (DEPRECIATION)
ON AVAILABLE FOR SALE SECURITIES
(Net of deferred tax expense (benefit) of $648,000,
$(1,060,000), $252,000 and $(1,520,000), respectively)
	974,030	(1,590,000)	377,565	(2,280,000)

LESS: RECLASSIFICATION ADJUSTMENT FOR
REALIZED GAINS (LOSSES) INCLUDED IN
NET INCOME (net of deferred tax expense (benefit)
of $(4,000), $-0-, $28,000 and $-0-, respectively)	(3,970)	-	41,565	-
COMPREHENSIVE INCOME (LOSS)	$3,958,062	$2,014,348	$651,571	$(477,878)
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008 (Unaudited)

	2009	2008
OPERATING ACTIVITIES:
Net income	$315,571	$1,802,122
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation, depletion and amortization	6,004,666	5,834,692
Deferred income taxes	(26,000)	(28,000)
Gain on disposal of assets	(65,874)	(208,699)
Realized gain on sale of equity investments	(69,565)	-
Change in assets and liabilities:
Receivables, net	(2,714,139)	(8,084,781)
Inventories	(4,288,748)	1,451,786
Refundable income taxes	27,102	-
Prepaid expenses	(529,364)	(310,980)
Other assets	10,723	53,375
Accounts payable and accrued liabilities	(234,265)	4,700,133
Accrued postretirement benefits	811,548	838,164
Accrued pension expense	610,343	219,333
Net cash provided by (used for) operating activities	$(148,002)	$6,267,145

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$(4,420,023)	$(4,722,884)
Proceeds from disposals of property, plant and equipment	114,570	221,850
Payment for acquisition of business	-	(2,319,934)
Payment for purchases of equity investments	(3,128,284)	(3,383,206)
Proceeds from disposals of equity investments	933,870	-
Decrease in short-term investments, net	2,100,000	-
Net cash used for investing activities	$(4,399,867)	$(10,204,174)

FINANCING ACTIVITIES:
Increase in line of credit, net	$9,187,241	$7,029,435
Payments on bank loans	(1,313,542)	(990,917)
Payments on other long-term debt	(169,400)	(159,176)
Cash dividends paid	(2,776,697)	(2,698,062)
Purchases of noncontrolling interests	(427,949)	-
Net cash provided by financing activities	$4,499,653	$3,181,280

Net decrease in cash and cash equivalents	$(48,216)	$(755,749)
Cash and Cash Equivalents, beginning of year	3,111,509	4,404,116
Cash and Cash Equivalents, end of period	$3,063,293	$3,648,367

Interest paid, net of amount capitalized	$339,399	$547,697
Income taxes paid, net of refunds	$(40,488)	$560,000
Capital equipment additions included in accounts payable	$272,322	$191,903

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 (Unaudited), and December 31, 2008

1.	For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10-K.

2.	Certain reclassifications have been made to the 2008 financial statements to conform to the current year presentation. These reclassifications had no effect on net earnings.

3.
For the six months ended June 30, 2009, we incurred a temporary LIFO liquidation gain due to reductions in finished cement and work in process inventory of $.1 million which we expect to be restored by the end of the year.  The temporary LIFO liquidation gain has been deferred as a component of accrued liabilities.  We did not have any temporary LIFO liquidation gains during the six months ended June 30, 2008. For the three months ended June 30, 2009, we restored $.2 million of the LIFO liquidation incurred in the first 3 months of 2009. We did not have any temporary LIFO liquidation gains during the three months ended June 30, 2008.

4.
Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods.  The weighted average number of shares outstanding was 4,024,198 and 4,026,958 in the second quarter of 2009 and 2008, respectively. The weighted average number of shares outstanding was 4,024,198 and 4,026,958 in the first six months of 2009 and 2008, respectively. The Company has no common stock equivalents and therefore, does not report diluted earnings per share.

5.
Our Company groups its operations into two lines of business - Cement Business and Ready-Mixed Concrete Business.  The "Cement  Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products, precast concrete construction, and sundry building materials business.  Corporate assets for 2009 and 2008 include cash and cash equivalents, deferred income taxes, investments and other assets. Following is information for each line for the periods indicated:

		Ready-Mixed	Adjustments
	Cement Business	Concrete Business	and Eliminations	Consolidated
For the Three Months Ended 6/30/09
Sales to unaffiliated customers	$15,538,024	$20,626,044	$-	$36,164,068
Intersegment sales	3,141,827	-	(3,141,827)	-
Total net sales	$18,679,851	$20,626,044	$(3,141,827)	$36,164,068
Income from operations	$3,624,000	$573,728		$4,197,728
Other income (loss), net				(52,666)
Income before income taxes				$4,145,062
Capital Expenditures	$799,007	$663,714		$1,462,721

For the Three Months Ended 6/30/08
Sales to unaffiliated customers	$19,627,142	$23,369,340	$-	$42,996,482
Intersegment sales	4,602,382	-	(4,602,382)	-
Total net sales	$24,229,524	$23,369,340	$(4,602,382)	$42,996,482
Income from operations	$4,751,065	$252,920		$5,003,985
Other income, net				55,363
Income before income taxes				$5,059,348
Capital Expenditures	$427,992	$4,482,091		$4,910,083

		Ready-Mixed	Adjustments
	Cement Business	Concrete Business	and Eliminations	Consolidated
For the Six Months Ended 6/30/09
Sales to unaffiliated customers	$25,480,566	$36,014,238	$-	$61,494,804
Intersegment sales	5,544,944	-	(5,544,944)	-
Total net sales	$31,025,510	$36,014,238	$(5,544,944)	$61,494,804
Income (loss) from operations	$1,529,043	$(981,036)		$548,007
Other income (loss), net				(107,436)
Income before income taxes				$440,571
Capital Expenditures	$2,886,059	$1,584,373		$4,470,432

For the Six Months Ended 6/30/08
Sales to unaffiliated customers	$29,161,923	$38,923,785	$-	$68,085,708
Intersegment sales	7,218,092	-	(7,218,092)	-
Total net sales	$36,380,015	$38,923,785	$(7,218,092)	$68,085,708
Income (loss) from operations	$3,318,658	$(928,549)		$2,390,109
Other income, net				142,187
Income before income taxes				$2,532,296
Capital Expenditures	$990,767	$4,916,090		$5,906,857

Balance as of 6/30/09
Identifiable Assets	$100,186,464	$41,330,401	$141,516,865
Corporate Assets			39,637,044
			$181,153,909
Balance as of 6/30/08
Identifiable Assets	$97,326,572	$44,691,781	$142,018,353
Corporate Assets			33,576,742
			$175,595,095

6.
The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the six months ended June 30, 2009 and 2008:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$843,973	$341,598	$267,327	$257,633
Interest cost	2,732,873	1,060,437	909,933	796,000
Expected return on plan assets	(2,904,416)	(1,240,953)	-	-
Amortization of prior service cost	197,644	45,040	-	-
Recognized net actuarial gain	285,550	75,817	-	-
Unrecognized net loss	-	-	396,950	507,938
Net periodic expense	$1,155,624	$281,939	$1,574,210	$1,561,571

The following table presents the components of net periodic costs for the three months ended June 30, 2009 and 2008:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	421,986	$186,164	135,500	$109,635
Interest cost	1,366,437	577,917	461,217	338,735
Expected return on plan assets	(1,452,208)	(676,294)	-	-
Amortization of prior service cost	98,822	24,546	-	-
Recognized net actuarial gain	142,775	41,318	-	-
Unrecognized net loss	-	-	201,202	216,151
Net periodic expense	$577,812	$153,651	$797,919	$664,521

As previously disclosed in our financial statements for the year ended December 31, 2008, Monarch expects to contribute approximately $1,880,000 to the pension fund in 2009.  As of June 30, 2009, we have contributed about $550,000 and anticipate contributing an additional $1,330,000 to this plan in 2009 for a total of $1,880,000. The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets.  As previously disclosed in our financial statements for the year ended December 31, 2008, Monarch expects expenditures of approximately $1,560,000 for this plan in 2009.  As of June 30, 2009, we have spent about $760,000 and anticipate spending an additional $800,000 on this plan in 2009 for a total of $1,560,000.

7.
The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2005.

8.	As of June 30, 2009, the amount of accounts payable related to property, plant and equipment was $272,322 compared to December 31, 2008 which was $221,914.

9.
Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, "Fair Value Measurements" establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. The standard describes three levels of inputs that may be used to measure fair value.  Level 1 uses quoted prices in active markets for identical assets or liabilities.  Level 2 uses observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 3 uses unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  SFAS 157 is effective on a prospective basis for all fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Positions (FSP) 157-1 which removed certain leasing transactions from its scope and FSP 157-2 which partially deferred the effective date of SFAS 157 for one year for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company's adoption of FSP 157-2 on January 1, 2009 did not have a material impact on the consolidated financial statements.  In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active".  This FSP provides additional guidance regarding the application of SFAS 157, "Fair Value Measurements", in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  FSP FAS 157-3 is effective immediately upon issuance and applies to prior periods for which financial statements have not been issued.  We adopted the provisions of FSP FAS 157-3 as of December 31, 2008.  The adoption of this standard did not have a material impact on our consolidated financial statements. The Company also adopted FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly",  on April 1, 2009, which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this standard did not have a material impact on our consolidated financial statements.

Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Cash and cash equivalents, short-term investments, receivables, accounts payable and long-term debt have carrying values that approximate fair values.  Investment fair values equal quoted market prices, if available.  If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.  If it is not practicable to estimate the fair value of an investment, the investment is recorded at cost and evaluated quarterly for events that may adversely impact its fair value.

The following table summarizes the bases used to measure certain assets at fair value on a recurring basis in the balance sheet:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Input
June 30, 2009	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$13,765,275	$13,765,275	$-	$-
Total	$13,765,275	$13,765,275	$-	$-

December 31, 2008
Assets:
Available-for-sale securities	$10,939,044	$10,939,044	$-	$-
Total	$10,939,044	$10,939,044	$-	$-

The Company has no liabilities in either year requiring remeasurement to fair value on a recurring basis in the balance sheet. The Company has no additional assets or liabilities in either year requiring remeasurement to fair value on a non-recurring basis in the balance sheet.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009:

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Marketable equity securities	$3,626,082	$1,149,938	$-	$-	$3,626,082	$1,149,938
Investments in equity
securities carried at cost	1,434,500	223,100	-	-	1,434,500	223,100
Total	$5,060,582	$1,373,038	$-	$-	$5,060,582	$1,373,038

Due to the adverse market conditions, the Company's investments in marketable equity securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each purchase to market price.  As a result of these evaluations, the Company did not identify any other-than-temporary impairments in investments which would have resulted in a recognized loss in earnings of equity investments.  The Company did identify some specific purchases of marketable equity securities that were not other-than-temporarily impaired resulting in the recognition of unrealized losses (see table above).  When the Company evaluated impairment by comparing the specifically identified cost of each purchase to market price as of July 31, 2009, these securities had recovered 100% of their June 30, 2009 temporary impairments excluding the investments in the common stock of one company, a producer of construction aggregates, construction materials and cement. By July 31, 2009, using the specific identification method, the stock in this company had recovered 22% of its June 30, 2009 temporary impairment.  The severity of the impairment for that company's common stock (fair value as of July 31, 2009 is approximately 24 percent less than cost) and the duration of the impairment (less than 6 months) correlate with the continued weakening of the industry. The Company evaluated the near-term prospects of all of the issuers in relation to the severity and duration of the impairments.  Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of the entire cost bases of the securities, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

The Company owns stock in two privately-owned companies accounted for by the cost method; one in the brick industry and the other in the ethanol production industry.  Due to continued adverse market conditions, these investments were evaluated for impairment based on average cost and specific identification, respectively.  As a result of those evaluations, the Company identified an unrealized loss on the brick industry investment of $.2 million (see table above).  The severity of the impairment (fair value is approximately 13% less than cost) and the duration of the impairment (less than 9 months) correlate with the weak performance within its industry.  Based on the Company's evaluation through a discounted cash flow valuation of the investee and the Company's ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of the entire cost bases of the securities, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2009.  The aggregate carrying cost of the Company's cost-method investments totaled $2.0 million at June 30, 2009 and December 31, 2008.  The aggregate cost after impairments of the Company's cost-method investments totaled $1.8 million at June 30, 2009 and December 31, 2008.

The investment results for June 30,2009 and December 31, 2008 are as follows:

	06/30/2009	12/31/2008
Fair value of equity securities	$15,564,224	$12,740,244
Cost of equity securities	13,024,224	10,760,244
Net unrealized gains	$2,540,000	$1,980,000

Unrealized gain (loss) recorded in equity
Equity securities carried at fair value	$1,747,000	$1,411,000
Equity securities carried at cost	(223,000)	(223,000)
Deferred income taxes	1,016,000	792,000
	$2,540,000	$1,980,000

Proceeds from sale of equity securities	$933,870	$-
Realized gains on equity securities	$69,565	$-
Realized losses due to other-than-temporary impairment of equity securities	$-	$(4,157,612)

10.
In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board (APB) Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments, an amendment of FASB Statement No. 107.”  This FSP essentially expands the disclosure about the fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP was effective for the Company beginning April 1, 2009 on a prospective basis. The adoption of FSP FAS 107-1 and APB 28-1 did not have a financial impact on the Company's Consolidated Financial Statements. See Note 9 for disclosures required by this standard.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments".  FSP FAS 115-2 and 124-2 amend the other-than-temporary impairment ("OTTI") guidance for evaluating and recognizing impairment of debt securities in accordance with accounting principles generally accepted in the United States ("GAAP") and expand the disclosure requirements in interim and annual financial statements for both debt and equity securities to enable users to understand the types of securities held, including information about investments in an unrealized loss position, the reasons that a portion of an OTTI of a debt security was not recognized in earnings and the methodology and significant inputs used to calculate the portion of the total OTTI that was recognized in earnings. These FSPs require that if an entity intends to sell, or more likely than not will be required to sell, a debt security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings.  If neither of these factors applies, the portion of the OTTI representing the credit loss shall be recognized in earnings and the remaining portion of the OTTI shall be recognized in other comprehensive loss. FSP FAS 115-2 and 124-2 are effective for interim or annual periods ending after June 15, 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 did not impact the Company’s financial position, results of operations or cash flows.  See Note 9 for disclosures required by this standard.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" , which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009 on a prospective basis.  On June 30, 2009, the Company adopted the provisions of SFAS 165. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.  See Note 12 for disclosures required by this standard.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our consolidated financial statements.

Effective January 1, 2009, the Company adopted SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". Upon adoption, minority interest previously presented in the mezzanine section of the balance sheet has been retrospectively reclassified as noncontrolling interest within equity.  In addition, the consolidated net income and comprehensive income (loss) presented in the statements of income have been retrospectively revised to include the net loss attributable to the noncontrolling interest.  Beginning January 1, 2009, losses attributable to the noncontrolling interest have been allocated to the noncontrolling interest even if the carrying amount of the noncontrolling interest is reduced below zero.  Any changes in ownership after January 1, 2009, that did not result in a loss of control have been prospectively accounted for as equity transactions in accordance with SFAS 160.

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

11.
Other, net contains miscellaneous nonoperating income (expense) items other than interest income, interest expense, gains on equity investments and dividend income.  There were no material items in other, net for the first six months of 2009.  Material items in other, net included income from oil properties of $207,372 and income from scrap sales of $159,748 for the first six months of 2008.  There were no material items in other, net for the three months ending June 30, 2009. For the three months ending June 30, 2008, material items in other, net included income from oil properties of $118,017 and income from scrap sales of $84,493.

12.	Subsequent events have been evaluated through August 10, 2009, which is the date the financial statements were issued. During this period, no material recognizable subsequent events were identified.

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

          The residential construction slowdown which began during 2008 continued in 2009 to suppress the demand for cement and ready-mixed concrete.  A reduction in cement sales, and accordingly ready-mix concrete sales, was projected by the Portland Cement Association. Prior to the second quarter of 2009, most of our market had not experienced the reduction as severely as other areas of the country. However, demand has now become increasingly suppressed in some areas of our market as well.

          Based on sales forecasts and inventory levels at the beginning of 2008, the Company elected to reduce cement production in the first quarter of 2008 and use that opportunity to undertake major plant repairs and maintenance, largely using our own production personnel.  Based on sales forecasts and inventory levels at the beginning of 2009, the Company elected again to reduce cement production in the first quarter and early in the second quarter of 2009 to undertake additional major plant repairs and maintenance, largely using our own production personnel. The Company normally performs repairs and maintenance every winter, but the decision to use employees or outside contractors is determined by anticipated sales demand, whether we have the internal expertise and our inventory target levels.  These shutdowns adversely impacted our gross profit margins in the first six months of 2008 and 2009, although not as adversly in 2009.

RESULTS OF OPERATIONS - SECOND QUARTER OF 2009 COMPARED TO SECOND QUARTER OF 2008

          Consolidated net sales for the three months ended June 30, 2009, decreased by $6.8 million when compared to the three months ended June 30, 2008.  Sales in our Cement Business were lower by $4.1 million and sales in our Ready-Mixed Concrete Business were lower by $2.7 million.  Cement Business sales decreased $4.1 million due to a 20.8% decrease in volume sold.  Increases in construction contract sales of $2.2 million helped reverse the declines in other areas of the Ready-Mix Concrete Business. Ready-mixed concrete sales decreased $3.9 million due to a 25.6% decline in cubic yards sold. Block, brick and other sundry item sales declined by $1.0 million.

          Consolidated cost of sales for the three months ended June 30, 2009, decreased by $6.1 million when compared to the three months ended June 30, 2008.  Cost of sales in our Cement Business was lower by $3.0 million and cost of sales in our Ready-Mixed Concrete Business was lower by $3.1 million. Cement Business cost of sales decreased primarily due to the 20.8% decrease in volume sold. Ready-Mixed Concrete Business cost of sales decreased primarily due to the 25.6% decrease in cubic yards of ready mix sold.

          As a result of the above sales and cost of sales factors, our overall gross profit rate for the three months ended June 30, 2009 was 22.8% versus 20.9% for the three months ended June 30, 2008.  The gross profit rate for the Cement Business improved from 33.6% for the three months ended June 30, 2008 to 35.4% for the three months ended June 30, 2009. The gross profit rate for the Ready-Mixed Concrete Business improved from 10.3% for the three months ended June 30, 2008 to 13.3% for the three months ended June 30, 2009.

          Selling, general, and administrative expenses increased by .8% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.

          The effective tax rates for the three months ended June 30, 2009 and 2008 were 28.1% and 28.8%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction and valuation allowance.  Taxes for the current year are estimated based on prior years' effective tax rates.

RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 2009 COMPARED TO THE FIRST SIX MONTHS OF 2008

          Consolidated net sales for the six months ended June 30, 2009, decreased by $6.6 million when compared to the six months ended June 30, 2008.  Sales in our Cement Business were lower by $3.7 million and sales in our Ready-Mixed Concrete Business were lower by $2.9 million.  Cement Business sales decreased $3.4 million due to a 11.7% decline in volume sold and decreased $.3 million due to price decreases. The Ready-Mixed Concrete Business sales decrease was primarily due to a 17.1% decline in cubic yards of ready mix sold resulting in a $4.2 million decline in sales partially offset $.5 million due to a 2.5% increase in cubic yard prices.  In addition, block, brick and other sundry item sales declined by $.9 million and construction contract sales increased $1.7 million.

          Consolidated cost of sales for the six months ended June 30, 2009, decreased by $5.0 million when compared to the six months ended June 30, 2008.  Cost of sales in our Cement Business was lower by $2.2 million and cost of sales in our Ready-Mixed Concrete Business was lower by $2.8 million. Cement Business cost of sales decreased primarily due to the 11.7% decrease in volume sold.  Ready-Mixed Concrete Business cost of sales decreased primarily due to the 17.1% decrease in cubic yards of ready mix sold and a significant reduction in diesel fuel prices.

          As a result of the above sales and cost of sales factors, our overall gross profit rate for the six months ended June 30, 2009 was 14.2% versus 15.1% for the six months ended June 30, 2008.  The gross profit rate for the Cement Business declined from 24.1% for the six months ended June 30, 2008 to 21.7% for the six months ended June 30, 2009. The gross profit rate for the Ready-Mixed Concrete Business increased slightly from 8.4% for the six months ended June 30, 2008 to 8.8% for the six months ended June 30, 2009.

          Selling, general, and administrative expenses increased by 3.3% during the first six months of 2009 compared to the first six months of 2008. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.  This increase is primarily due to expenses related to pension expenses.

          The effective tax rates for the six months ended June 30, 2009 and 2008 were 28.4% and 28.8%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction and valuation allowance.  Taxes for the current year are estimated based on prior years' effective tax rates.

 LIQUIDITY

          The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At June 30, 2009 and December 31, 2008, cash equivalents consisted primarily of money market investments and repurchase agreements with various banks which are not guaranteed by the FDIC.  The financial institutions holding the Company's cash accounts are participating in the FDIC's Transaction Account Guarantee Program.  Under that program, through December 31, 2009, all non interest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.

          We are able to meet our cash needs primarily from a combination of operations and bank loans.

          Net cash used for operating activities totaled $.1 million for the six months ended June 30, 2009, an increase in the use of cash of $6.4 million as compared with the six months ended June 30, 2008.  Net income decreased $1.5 million from 2008 to 2009 primarily due to the decline in overall sales volume combined with a 2.7% decline in the gross profit margin in the Cement Business.  Receivables increased more in the first six months of 2008 than 2009 due primarily to a greater increase in June sales in 2008 over December sales in 2007 compared to the increase in June sales in 2009 over December sales in 2008.  While the Company reduced production in the first quarter of 2008 and 2009, inventories increased more in the first six months of 2009 than the first six months of 2008.  Finished cement inventory increased $2.5 million and work-in-process increased $.3 million during the first six months of 2009 while finished cement decreased $1.6 million and work-in-process decreased $1.8 million during the first six months of 2008.  Less cash was used in the first six months of 2008 than 2009 due to the $4.2 million increase in payables during the first six months of 2008 as compared to the $.4 million increase in payables for 2009.

          Net cash used for investing activities totaled $4.4 million in the first six months of 2009 while $10.2 million was used in the first six months of 2008.  The $5.8 million decrease in net cash used for investing activities for the six months of 2008 compared to the first six months of 2009 is principally due to using $2.3 million in cash for a business acquisition in the first six months of 2008 that did not occur in the corresponding period of 2009, disposing of equity investments in 2009 which provided $.9 million while no investments were disposed of in 2008, and receiving $2.1 million for short-term investments that matured in 2009 while none matured in the corresponding period of 2008.

          Net cash provided by financing activities totaled $4.5 million for the six months ending June 30, 2009 while financing activities provided $3.2 million during the same period in 2008. The $1.3 million increase in cash provided in 2009 over 2008 was primarily the result of the $2.1 million increase in the line of credit by the end of the second quarter of 2009 over the same period in 2008.  In 2009, these loans were used to cover increases in receivables, inventories, and equity investments plus approximately $4.4 million for cash expenditures on property, plant and equipment.  In 2008, these loans were used to cover increases in receivables and equity investments plus approximately $4.7 million for cash expenditures on property, plant and equipment.

          In December 2008, Monarch renewed and modified the loan agreement with its current lender, Bank of Oklahoma, N.A., under similar terms as the prior agreement. Monarch's current unsecured credit commitment consists of a $25.0 million term loan maturing December 31, 2014 and a $15.0 million line of credit maturing December 31, 2009. The term loan bears a floating interest rate based on the lender's National Prime rate less .75% with a 3.00% interest rate minimum or floor. The line of credit bears a floating interest rate based on the lender's National Prime rate less 1.25% with a 2.50% interest rate minimum or floor. The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the second quarter of 2009.  Prior to the renewal, interest on the Company's term loan was variable and was based on the JP Morgan Chase prime rate less .75%.  Interest on the line of credit varied with the lender's National Prime rate less 1.25% for 2008. As of June 30, 2009, we had borrowed $15.9 million on the term loan and $9.2 million on the line of credit leaving a balance available on the line of credit of $5.8 million.  The annual weighted average interest rate we paid on the term loan during the second quarter of 2009 and 2008 was 3.25% and 4.35%, respectively, and for the first six months of 2009 and 2008 was 3.25% and 4.91%, respectively.  The annual weighted average interest rate we paid on the line of credit during the second quarter of 2009 and 2008 was 2.75% and 3.85%, respectively, and for the first six months of 2009 and 2008 was 2.75% and 4.41%, respectively.  As of June 30, 2009, the applicable interest rate was 3.25% on the term loan and 2.75% on the line of credit. The term loan was used to help finance the expansion project at our cement manufacturing facility.  The line of credit was used to cover operating expenses primarily during the first six months of the year due to the seasonality of our business and for capital expenditures. Our Board of Directors has given management the authority to borrow an additional $10 million, for a maximum of $50 million.  We have not discussed additional financing with any banks or other financial institutions; therefore, no assurances can be given that we will be able to obtain this additional borrowing on favorable terms, if at all.

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

          For several years the Company has paid a $.20 per share dividend in January, March, June and September. Beginning with the April 2006 Board of Directors meeting, the Board elected to increase these dividends to $.21 per share; at the April 2007 Board of Directors meeting, the Board increased the dividend to $.22 per share; and at the April 2008 Board of Directors meeting, the Board increased the dividend to $.23 per share.  Under the terms and conditions of our loan agreement, the Company is required to maintain a tangible net worth of $90 million and an adjusted tangible net worth, which is tangible net worth before other comprehensive income, of $95 million.  The Company was in compliance with these requirements at the end of the second quarter of 2009.  Although dividends are declared at the Board's discretion and could be impacted by the minimum net worth requirements of the Company's loan agreement, we believe earnings will support the continued payment of dividends at the current level.

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

FINANCIAL CONDITION

          Total assets as of June 30, 2009 were $181.2 million, an increase of $6.4 million since December 31, 2008.  Increases in receivables and finished cement inventory are common during the first six months of the year due to the seasonality of our business (see "Seasonality" below). Receivables and finished cement inventory increased approximately $2.7 million and $2.4 million, respectively.  Fuel, gypsum, paper sacks and other inventory increased $.9 million primarily due to purchases of coal and petroleum coke exceeding amounts consumed in the production process.  Operating and maintenance supplies inventory increased $.4 million due to purchases of specialized repair supplies related to the recently completed construction in the production facilities.  Management continually evaluates the lead time to obtain repair parts which are critical to its cement operations in determining which parts to keep in inventory.  Prepaid expenses increased by $.5 million primarily due to insurance deposits.  Investments increased due to the purchase of $2.2 million of equity investments, net of disposals plus an unrealized gain of approximately $.3 million.

          Indebtedness increased $7.7 million during the first six months of 2009 primarily due to funding the increases in receivables, inventories, and equity investments just discussed plus approximately $4.4 million for cash expenditures for property, plant and equipment.

          Cash dividends liability, which is included in accrued liabilities, decreased by $1.9 million from December 31, 2008 to June 30, 2009 due to the timing of when dividends are declared and paid.

CAPITAL RESOURCES

          The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Capital expenditures during the first six months of 2009 included expenditures on a new fuel handling system. We also invested in routine equipment purchases during the first six months of 2009, primarily in the Ready-Mixed Concrete Business. During the first six months of 2009, cash expenditures for property, plant and equipment totaled approximately $4.4 million, excluding the amounts that are included in accounts payable.

          The Company is currently installing a fuel handling system which is expected to be completed in the third quarter of 2009 at a cost of approximately $4.0 million.  Projects in the planning and design phases include an overland conveyor system to improve efficiencies in moving raw materials.  This conveyor system and projects related thereto are expected to cost approximately $15.0 million to $25.0 million depending on the exact components of the project undertaken and the volatility of certain material costs, particularly steel. Management has the discretion to postpone components of the project and the discretion to undertake part or the entire project. The overland conveyor system and projects related to it are estimated to take twenty-four to thirty-six months to complete after the first purchase order is issued, which is not expected to occur until 2010.  The Company also plans to invest in other miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business in 2009.  These expenditures are expected to reach approximately $12.0 million during 2009 and will be funded with a mixture of cash from operations and temporary bank loans. We do not anticipate the need for additional bank financing beyond the amount available through our existing revolving line of credit.

MARKET RISK

          Market risks relating to the Company's operations result primarily from changes in demand for our products.  Construction activity, particularly in the residential market, has been adversely impacted by the global financial crisis even though interest rates continue to be at low levels.  A continuation of the financial crisis, including a scarcity of credit, or a significant increase in interest rates could lead to a further reduction in construction activities in both the residential and commercial market.  Budget shortfalls during economic slowdowns could cause money to be diverted away from highway projects, schools, detention facilities and other governmental construction projects.  Reduction in construction activity lowers the demand for cement, ready-mixed concrete, concrete products and sundry building materials.  As demand decreases, competition to retain sales volume could create downward pressure on sales prices.  The manufacture of cement requires a significant investment in property, plant and equipment and a trained workforce to operate and maintain this equipment.  These costs do not materially vary with the level of production.  As a result, by operating at or near capacity, regardless of demand, companies can reduce per unit production costs.  The continual need to control production costs encourages overproduction during periods of reduced demand.

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

ENVIRONMENTAL REGULATIONS

          The American Clean Energy and Security Act of 2009 (ACES), a.k.a H.R.2454, a.k.a. Waxman-Markey was passed by the House of Representatives on June 26, 2009. This legislation proposes to encourage the limitation and or reduction of carbon dioxide, using a method of cap and trade.  The Senate is expected to address climate change issues in September.As part of the chemical process involved in the production of portland cement, carbon dioxide is driven off of raw materials.  Management is studying practices and technology which may reduce or sequester carbon dioxide emissions.  The effect of environmental regulations, and/or noncompliance thereof, may increase taxes, penalties, and the cost of production, as well as require additional capital expenditures for equipment.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

          The Company invests in equity investments which are subject to market fluctuations.  The Company had $15.6 million of equity securities, primarily of publicly traded entities, as of June 30, 2009.  The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $1.8 million as of June 30, 2009.  The remaining $13.8 million in equity investments, which are stated at fair market value, are not hedged and are exposed to the risk of changing market prices.  The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period unless they are securities for which the Company has not elected the fair value option.  Securities carried at cost are adjusted for impairment, if conditions warrant.  Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations.  An immediate 10% change in the market price of our equity securities would have a $.9 million effect on comprehensive income.  At June 30, 2009, the Company evaluated all of its equity investments for impairment. The results of those evaluations are discussed in Note 9 of Notes to the Condensed Consolidated Financial Statements.

          The Company also has $25.1 million of bank loans as of June 30, 2009.  Interest rates on the Company's term loan and line of credit are variable, subject to interest rate minimums or floors, and are based on the lender's National Prime rate less .75% and lender's National Prime rate less 1.25%, respectively.

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

          There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          By letter dated April 27, 2009, the Company was notified by the Kansas Department of Health and Environment (KDHE) of allegations by KDHE that the Company has performed multiple modifications and alterations at the Company's facility for which the Company did not apply for or obtain the KDHE construction permits required by the Kansas Air Quality Act and related regulations.  KDHE also alleged that the Company did not apply for or obtain from KDHE the necessary permits for modifications or alterations to a facility that are significant for Prevention of Significant Deterioration (PSD).  Based on these allegations, KDHE proposes to assess a civil penalty of $351,000, and to require the Company to submit a new, complete PSD permit application, including therein a proposal by the Company for installation of air emission controls to achieve Best Available Control Technology (BACT) as provided in applicable regulations.  The Company does not agree with certain of KDHE's factual and legal allegations, and is attempting to resolve these issues through negotiation and mutual agreement between the Company and KDHE. The Company reserves all legal rights in the event such a resolution cannot be reached.

Item 4.       Submission of Matters to a Vote of Security Holders

          At the annual meeting of the stockholders of The Monarch Cement Company held on April 8, 2009, the stockholders elected four Class II Directors, namely, Byron J. Radcliff, Michael R. Wachter, Walter H. Wulf, Jr., and Walter H. Wulf, III to serve terms expiring at the annual meeting of stockholders in 2012.  No other matters were voted upon at the annual meeting.  Class III Directors, namely, Jack R. Callahan, Ronald E. Callaway, Robert M. Kissick and Byron K. Radcliff and Class I Directors, namely, David L. Deffner, Gayle C. McMillen, and Richard N. Nixon, continue to serve terms expiring at the annual meetings of stockholders in 2010 and 2011, respectively.

The following is a summary of votes cast in the election of Directors at the annual meeting:

	For	Withhold Authority/ Against	Abstentions/Broker Non-votes
Byron J. Radcliff	14,747,556	113,192	-
Michael R. Wachter	15,024,591	113,192	-
Walter H. Wulf, Jr.	14,771,114	113,192	-
Walter H. Wulf, III	14,771,250	113,192	-

Item 6.       Exhibits

31.1  Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2  Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1  18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated August 10, 2009.

32.2  18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated August 10, 2009.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company
(Registrant)

Date August 10, 2009	/s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr.
President and
Chairman of the Board

Date August 10, 2009	/s/ Debra P. Roe
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

31.2                            Certificate of the Chief Financial Officer pursuant
                                            to Section 13a-14(a)/15d-14(a) of the
                                            Securities Exchange Act of 1934.

32.1                           18 U.S.C. Section 1350 Certificate of the President
                                            and Chairman of the Board dated August 10, 2009.

32.2                           18 U.S.C. Section 1350 Certificate of the
                                            Chief Financial Officer dated August 10, 2009.