Form 10-Q
period 2009-09-30
MONARCH CEMENT CO
filed 2009-11-09
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2009, or

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
YES           NO   X

As of October 27, 2009, there were 2,532,463 shares of Capital Stock, par value $2.50 per share outstanding and 1,491,735 shares of Class B Capital Stock, par value $2.50 per share outstanding.

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

Item 1.       Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2009 and December 31, 2008

ASSETS	2 0 0 9	2 0 0 8
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$3,155,302	$3,111,509
Short-term investments, at cost which approximates fair value	-	2,100,000
Receivables, less allowances of $966,000 in 2009 and
$788,000 in 2008 for doubtful accounts	21,445,816	15,499,638
Inventories, priced at cost which is not in excess of market-
Finished cement	$5,354,644	$4,507,180
Work in process	2,312,898	1,681,765
Building products	5,384,679	5,069,230
Fuel, gypsum, paper sacks and other	7,130,811	6,312,135
Operating and maintenance supplies	11,151,473	10,943,746
Total inventories	$31,334,505	$28,514,056
Refundable federal and state income taxes	-	27,102
Deferred income taxes	710,000	710,000
Prepaid expenses	779,071	508,324
Total current assets	$57,424,694	$50,470,629
PROPERTY, PLANT AND EQUIPMENT, at cost, less
accumulated depreciation and depletion of $159,557,848
in 2009 and $151,055,752 in 2008	88,903,515	90,803,872
DEFERRED INCOME TAXES	18,031,540	19,473,540
INVESTMENTS	18,633,591	12,740,244
OTHER ASSETS	893,527	1,276,364
	$183,886,867	$174,764,649

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,762,473	$6,308,873
Line of credit payable	5,253,788	-
Current portion of advancing term loan	2,715,022	2,643,913
Accrued liabilities	7,348,804	8,553,694
Total current liabilities	$22,080,087	$17,506,480
LONG-TERM DEBT	12,843,755	15,108,016
ACCRUED POSTRETIREMENT BENEFITS	27,408,899	26,210,409
ACCRUED PENSION EXPENSE	15,363,826	14,720,952
EQUITY:
COMPANY STOCKHOLDERS' EQUITY:
Capital stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued 2,532,463 shares
at 9/30/2009 and 2,518,658 shares at 12/31/2008	$6,331,158	$6,296,645
Class B capital stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-share basis - Authorized 10,000,000 shares, Issued 1,491,735
shares at 9/30/2009 and 1,505,540 shares at 12/31/2008	3,729,337	3,763,850
Retained earnings	108,418,928	104,958,556
Accumulated other comprehensive loss	(12,289,123)	(14,509,123)
Total Company stockholders' equity	106,190,300	100,509,928
NONCONTROLLING INTEREST	-	708,864
Total equity	$106,190,300	$101,218,792
	$183,886,867	$174,764,649
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
For the Three Months and the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
NET SALES	$42,410,390	$48,876,781	$103,905,194	$116,962,489
COST OF SALES	31,761,671	36,074,978	84,553,938	93,876,580
Gross profit from operations	$10,648,719	$12,801,803	$19,351,256	$23,085,909
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	4,015,605	3,973,522	12,170,135	11,867,519
Income from operations	$6,633,114	$8,828,281	$7,181,121	$11,218,390
OTHER INCOME (EXPENSE):
Interest income	$52,062	$53,413	$139,699	$191,149
Interest expense	(157,277)	(236,550)	(487,742)	(771,220)
Gains on equity investments	53,568	-	123,133	-
Dividend income	40,021	75,869	130,780	177,382
Other, net	200,645	153,925	175,713	591,359
	$189,019	$46,657	$81,583	$188,670

Income before taxes on income	$6,822,133	$8,874,938	$7,262,704	$11,407,060
PROVISION FOR INCOME TAXES	1,875,000	2,470,000	2,000,000	3,200,000

NET INCOME	$4,947,133	$6,404,938	$5,262,704	$8,207,060

Less: Net Loss attributable to noncontrolling interest	-	-	(48,799)	(174)
NET INCOME ATTRIB. TO COMPANY	$4,947,133	$6,404,938	$5,311,503	$8,207,234
RETAINED EARNINGS, beg. of period	104,397,360	99,364,723	104,958,556	98,488,627

Less cash dividends	925,565	926,201	1,851,131	1,852,401
RETAINED EARNINGS, end of period	$108,418,928	$104,843,460	$108,418,928	$104,843,460
Basic earnings per share	$1.23	$1.59	$1.32	$2.04
Cash dividends per share	$0.23	$0.23	$0.46	$0.46

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
NET INCOME	$4,947,133	$6,404,938	$5,262,704	$8,207,060
UNREALIZED APPRECIATION (DEPRECIATION)
ON AVAILABLE FOR SALE SECURITIES
(Net of deferred tax expense (benefit) of $1,276,000,
$(524,000), $1,528,000 and $(2,044,000), respectively)	1,917,568	(786,000)	2,295,133	(3,066,000)

LESS: RECLASSIFICATION ADJUSTMENT FOR
REALIZED GAINS INCLUDED IN
NET INCOME (net of deferred tax expense
of $20,000, $-0-, $48,000, and $-0-, respectively)	33,568	-	75,133	-
COMPREHENSIVE INCOME	$6,831,133	$5,618,938	$7,482,704	$5,141,060
See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	2009	2008
OPERATING ACTIVITIES:
Net income	$5,262,704	$8,207,060
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	9,136,307	8,830,955
Deferred income taxes, long-term	(38,000)	(42,000)
Gain on disposal of assets	(66,087)	(216,899)
Realized gain on sale of equity investments	(123,133)	-
Change in assets and liabilities:
Receivables, net	(5,946,178)	(8,775,717)
Inventories	(2,820,449)	2,305,770
Refundable income taxes	27,102	-
Prepaid expenses	(270,747)	(343,487)
Other assets	19,697	105,413
Accounts payable and accrued liabilities	1,031,913	7,069,265
Accrued postretirement benefits	1,198,490	1,174,211
Accrued pension expense	642,874	(420,694)
Net cash provided by operating activities	$8,054,493	$17,893,877

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$(6,857,737)	$(6,899,507)
Proceeds from disposals of property, plant and equipment	118,942	232,550
Payment for acquisition of business	-	(2,319,934)
Payment for purchases of equity investments	(3,530,703)	(4,930,019)
Proceeds from disposals of equity investments	1,460,489	-
Decrease in short-term investments, net	2,100,000	-
Net cash used for investing activities	$(6,709,009)	$(13,916,910)

FINANCING ACTIVITIES:
Increase in line of credit, net	$5,253,788	$-
Payments on bank loans	(1,976,177)	(1,532,394)
Payments on other long-term debt	(216,975)	(241,991)
Cash dividends paid	(3,702,262)	(3,624,263)
Purchases of noncontrolling interests	(660,065)	-
Net cash used for financing activities	$(1,301,691)	$(5,398,648)

Net increase (decrease) in cash and cash equivalents	$43,793	$(1,421,681)
Cash and Cash Equivalents, beginning of year	3,111,509	4,404,116
Cash and Cash Equivalents, end of period	$3,155,302	$2,982,435

Interest paid, net of amount capitalized	$496,676	$788,714
Income taxes paid, net of refunds	$(72,660)	$1,790,000
Capital equipment additions included in accounts payable	$289,842	$44,680

See notes to condensed consolidated financial statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 (Unaudited), and December 31, 2008

1.	For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10-K.

2.	Certain reclassifications have been made to the 2008 financial statements to conform to the current year presentation. These reclassifications had no effect on net earnings.

3.
For the nine months ended September 30, 2009, we restored the $.1 million temporary LIFO liquidation created by reductions in finished cement and work in process inventory in the first six months of 2009. The temporary LIFO liquidation gain had been deferred as a component of accrued liabilities. We had temporary LIFO liquidation gains during the nine months ended September 30, 2008 due to reductions in finished cement and work in process inventory of $.8 million. For the three months ended September 30, 2009, we restored $.1 million of the LIFO liquidation incurred in the first six months of 2009. We had temporary LIFO liquidation gains for the three months ended September 30, 2008 due to reductions in finished cement and work in process inventory of $.8 million.

During the nine months and the three months ended September 30, 2009 we did not incur any permanent reductions in the LIFO layers of work in process or cement inventories. During the nine months ended September 30, 2008 we incurred a $.7 million permanent reduction in LIFO layers which was recognized as a reduction of cost of sales. During the three months ended September 30, 2008 we did not incur any permanent reductions in the LIFO layers of work in process or cement inventories.

4.
Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,024,198 and 4,026,958 in the third quarter of 2009 and 2008, respectively. The weighted average number of shares outstanding was 4,024,198 and 4,026,958 in the first nine months of 2009 and 2008, respectively. The Company has no common stock equivalents and therefore, does not report diluted earnings per share.

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

		Ready- Mixed	Adjustments
	Cement Business	Concrete Business	and Eliminations	Consolidated
For the Three Months Ended 9/30/09
Sales to unaffiliated customers	$17,982,074	$24,428,316	$-	$42,410,390
Intersegment sales	3,940,641	-	(3,940,641)	-
Total net sales	$21,922,715	$24,428,316	$(3,940,641)	$42,410,390
Income from operations	$4,980,605	$1,652,509		$6,633,114
Other income, net				189,019
Income before income taxes				$6,822,133
Capital Expenditures	$1,469,980	$985,253		$2,455,233

For the Three Months Ended 9/30/08
Sales to unaffiliated customers	$23,898,613	$24,978,168	$-	$48,876,781
Intersegment sales	4,788,475	1,079	(4,789,554)	-
Total net sales	$28,687,088	$24,979,247	$(4,789,554)	$48,876,781
Income from operations	$8,220,387	$607,894		$8,828,281
Other income, net				46,657
Income before income taxes				$8,874,938
Capital Expenditures	$1,201,958	$827,443		$2,029,401

		Ready- Mixed	Adjustments
	Cement Business	Concrete Business	and Eliminations	Consolidated
For the Nine Months Ended 9/30/09
Sales to unaffiliated customers	$43,462,640	$60,442,554	$-	$103,905,194
Intersegment sales	9,485,585	-	(9,485,585)	-
Total net sales	$52,948,225	$60,442,554	$(9,485,585)	$103,905,194
Income from operations	$6,509,648	$671,473		$7,181,121
Other income, net				81,583
Income before income taxes				$7,262,704
Capital Expenditures	$4,356,039	$2,569,626		$6,925,665

For the Nine Months Ended 9/30/08
Sales to unaffiliated customers	$53,060,536	$63,901,953	$-	$116,962,489
Intersegment sales	12,006,567	1,079	(12,007,646)	-
Total net sales	$65,067,103	$63,903,032	$(12,007,646)	$116,962,489
Income (loss) from operations	$11,539,045	$(320,655)		$11,218,390
Other income, net				188,670
Income before income taxes				$11,407,060
Capital Expenditures	$2,192,725	$5,743,533		$7,936,258

Balance as of 9/30/09
Identifiable Assets	$98,596,663	$43,866,244	$142,462,907
Corporate Assets			41,423,960
			$183,886,867
Balance as of 9/30/08
Identifiable Assets	$96,894,209	$44,097,503	$140,991,712
Corporate Assets			33,560,322
			$174,552,034

6.
The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the nine months ended September 30, 2009 and 2008:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$1,265,959	$589,949	$402,827	$367,193
Interest cost	4,099,310	1,831,407	1,371,150	1,134,506
Expected return on plan assets	(4,356,624)	(2,143,163)	-	-
Amortization of prior service cost	296,466	77,786	-	-
Recognized net actuarial gain	428,325	130,938	-	-
Unrecognized net loss	-	-	598,152	723,942
Net periodic expense	$1,733,436	$486,917	$2,372,129	$2,225,641

The following table presents the components of net periodic costs for the three months ended September 30, 2009 and 2008:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$421,986	$248,352	$135,500	$109,560
Interest cost	1,366,437	770,969	461,217	338,506
Expected return on plan assets	(1,452,208)	(902,210)	-	-
Amortization of prior service cost	98,822	32,746	-	-
Recognized net actuarial gain	142,775	55,121	-	-
Unrecognized net loss	-	-	201,202	216,004
Net periodic expense	$577,812	$204,978	$797,919	$664,070

As previously disclosed in our financial statements for the year ended December 31, 2008, Monarch expected to contribute approximately $1,880,000 to the pension fund in 2009.  However, final computations increased the expected contributions to $2,100,000. As of September 30, 2009, we have contributed about $1,100,000 and anticipate contributing an additional $1,000,000 to this plan in 2009 for a total of $2,100,000. The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets.  As previously disclosed in our financial statements for the year ended December 31, 2008, Monarch expects expenditures of approximately $1,560,000 for this plan in 2009.  As of September 30, 2009, we have spent about $1,175,000 and anticipate spending an additional $385,000 on this plan in 2009 for a total of $1,560,000.

7.
The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2005.

8.	As of September 30, 2009, the amount of accounts payable related to property, plant and equipment was $289,842 compared to December 31, 2008 which was $221,914.

9.
The Company adopted the provisions of Financial Accounting Standards Board (FASB) ASC Topic 820, "Fair Value Measurements and Disclosures" effective January 1, 2008 which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. The Company deferred until January 1, 2009 the application of FASB ASC Topic 820 “Fair Value Measurements and Disclosures” to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value.

FASB ASC Topic 820 "Fair Value Measurements and Disclosures" defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes a fair value hierarchy based on three levels of inputs which may be used to measure fair value. Level 1 uses quoted prices in active markets for identical assets or liabilities. Level 2 uses observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 uses unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The following table summarizes the bases used to measure certain assets at fair value on a recurring basis in the balance sheet:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Input
September 30, 2009	Balance	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$16,609,291	$16,609,291	$-	$-
Total	$16,609,291	$16,609,291	$-	$-

December 31, 2008
Assets:
Available-for-sale securities	$10,939,044	$10,939,044	$-	$-
Total	$10,939,044	$10,939,044	$-	$-

The Company has no liabilities in either year requiring remeasurement to fair value on a recurring basis in the balance sheet. The Company has no additional assets or liabilities in either year requiring remeasurement to fair value on a non-recurring basis in the balance sheet.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009:

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Marketable equity securities	$2,231,423	$472,923	$-	$-	$2,231,423	$472,923
Total	$2,231,423	$472,923	$-	$-	$2,231,423	$472,923

Due to the adverse market conditions, the Company's investments in marketable equity securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each purchase to market price. As a result of these evaluations, the Company did not identify any other-than-temporary impairments in investments which would have resulted in a recognized loss in earnings of equity investments. The Company did identify some specific purchases of marketable equity securities that were not other-than-temporarily impaired resulting in the recognition of unrealized losses (see table above). When the Company evaluated impairment by comparing the specifically identified cost of each purchase to market price as of October 26, 2009, these securities had not recovered any of their September 30, 2009 temporary impairments. The Company evaluated the near-term prospects of all of the issuers in relation to the severity and duration of the impairments. Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of the entire cost bases of the securities, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

The Company owns stock in two privately-owned companies accounted for by the cost method; one in the brick industry and the other in the ethanol production industry. Due to continued adverse market conditions, these investments were evaluated for impairment based on average cost and specific identification, respectively. Since there is not an active market for the brick industry investment, the Company relied on a discounted future net cash flow valuation of the investee which did not identify any impairments. The aggregate carrying cost of the Company's cost-method investments totaled $2.0 million at September 30, 2009 and December 31, 2008.  The aggregate cost after impairments of the Company's cost-method investments totaled $2.0 million at September 30, 2009 and $1.8 million at December 31, 2008.

The investment results for September 30, 2009 and December 31, 2008 are as follows:

	9/30/2009	12/31/2008
Fair value of equity securities	$18,633,591	$12,740,244
Cost of equity securities	12,953,591	10,760,244
Net unrealized gains	$5,680,000	$1,980,000

Unrealized gain (loss) recorded in equity
Equity securities carried at fair value	$3,408,000	$1,411,000
Equity securities carried at cost	-	(223,000)
Deferred income taxes	2,272,000	792,000
	$5,680,000	$1,980,000

Proceeds from sale of equity securities	$1,460,489	$-
Realized gains on equity securities	$123,133	$-
Realized losses due to other-than-temporary impairment of equity securities	$-	$(4,157,612)

10.
Recently Adopted Accounting Standards

In June 2009, the FASB issued FASB ASC Topic 105 "Generally Accepted Accounting Principles" which identifies the FASB Accounting Standards Codification (ASC) as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements. References to authoritative accounting literature contained in our financial statements will be made in accordance with the ASC commencing with this quarterly report for the period ending September 30, 2009.

Effective January 1, 2009, the Company adopted FASB ASC Section 810-10-65, "Consolidation: Overall: Transition and Effective Date Information". Upon adoption, minority interest previously presented in the mezzanine section of the balance sheet has been retrospectively reclassified as noncontrolling interest within equity.  In addition, the consolidated net income and comprehensive income presented in the statements of income have been retrospectively revised to include the net loss attributable to the noncontrolling interest.  Beginning January 1, 2009, losses attributable to the noncontrolling interest have been allocated to the noncontrolling interest even if the carrying amount of the noncontrolling interest is reduced below zero.  Any changes in ownership after January 1, 2009, that did not result in a loss of control have been prospectively accounted for as equity transactions in accordance with FASB ASC 810.

Effective June 30, 2009, the Company adopted the requirements of FASB ASC Topic 855, "Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Adoption of the standard did not have a material impact on the Company’s consolidated financial statements. See Note 12 for disclosures required by this standard.

In March 2008, the FASB updated FASB ASC Topic 815, "Derivatives and Hedging", which establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. Since the Company does not participate in hedging activities and does not use derivative instruments, the Company's adoption of the standard, effective January 1, 2009, did not have any impact on our disclosures or our consolidated financial statements.

In April 2009, the FASB amended ASC Topic 825 "Financial Instruments" to expand the disclosure about the fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, it requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The adoption April 1, 2009 of this amendment on a prospective basis by the Company did not have a financial impact on the Company's Consolidated Financial Statements. See Note 9 for disclosures required by this standard.

In April 2009, the FASB amended ASC Topic 320, "Investments - Debt and Equity Securities" to provide guidance for evaluating and recognizing other-than-temporary impairment ("OTTI") of debt securities. The amendment also expands the disclosure requirements in interim and annual financial statements for both debt and equity securities to enable users to understand the types of securities held, including information about investments in an unrealized loss position, the reasons that a portion of an OTTI of a debt security was not recognized in earnings and the methodology and significant inputs used to calculate the portion of the total OTTI that was recognized in earnings. This amendment is effective for interim or annual periods ending after June 15, 2009 and its adoption did not impact the Company’s financial position, results of operations or cash flows.  See Note 9 for disclosures required by this standard.

Effective January 1, 2009, the Company adopted FASB ASC Topic 805 "Business Combinations", which revised certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure.  FASB ASC 805 to date did not have any impact on our disclosures or our consolidated financial statements, but will be applicable to the Company for business combinations that may occur in the future.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, "Fair Value Measurements and Disclosures: Measuring Liabilities at Fair Value". This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance. There was no impact on the Company’s financial position, results of operations or cash flows as a result of adoption of ASU 2009-05.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued an amendment to ASC 715-20, "Compensation – Retirement Benefits – Defined Benefit Plans – General", which requires enhanced disclosures regarding Company benefit plans. Disclosure regarding plan assets should include discussion about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure plan assets and significant concentrations of risk within plan assets. These amendments to ASC 715-20 are effective for fiscal years ending after December 15, 2009, and earlier application is permitted. Prior year periods presented for comparative purposes are not required to comply. The Company does not believe that these amendments to ASC 715-20 will have a material impact on its financial position, results of operations or cash flows.

11.
Other, net contains miscellaneous nonoperating income (expense) items other than interest income, interest expense, gains on equity investments and dividend income.  Material items in other, net included income from oil properties of $68,000 and a $228,000 gain related to the settlement of a contingent liability related to the acquisition of subsidiary stock during the first nine months of 2009. The $228,000 gain related to the settlement of a contingent liability was a material item included in other, net for the three months ending September 30, 2009. Material items in other, net included income from oil properties of $379,714 and income from scrap sales of $167,225 for the first nine months of 2008.  For the three months ending September 30, 2008, material items in other, net included income from oil properties of $172,342.

12.	Subsequent events have been evaluated through November 9, 2009, which is the date the financial statements were issued. During this period, no material recognizable subsequent events were identified.

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

          The residential construction slowdown which began during 2008 continued in 2009 to suppress the demand for cement and ready-mixed concrete.  A reduction in cement sales, and accordingly ready-mixed concrete sales, was projected by the Portland Cement Association (PCA). Prior to the second quarter of 2009, most of our market had not experienced the reduction as severely as other areas of the country. However, demand has now become increasingly suppressed in some areas of our market as well. In addition, sales of cement and ready-mixed concrete have also been adversely impacted by an excessive amount of rain.  By September 1st we had already reached our average rainfall total for the year and rains have continued through September.  The amount and timing of these rains has delayed construction projects resulting in reduced sales of cement and concrete.

          Based on sales forecasts and inventory levels at the beginning of 2008, the Company elected to reduce cement production in the first quarter of 2008 and use that opportunity to undertake major plant repairs and maintenance, largely using our own production personnel.  Based on sales forecasts and inventory levels at the beginning of 2009, the Company elected again to reduce cement production in the first quarter and early in the second quarter of 2009 and to undertake additional major plant repairs and maintenance, largely using our own production personnel. The Company normally performs repairs and maintenance every winter, but the decision to use employees or outside contractors is determined by anticipated sales demand, whether we have the internal expertise and our inventory target levels.  These shutdowns adversely impacted our gross profit margins in 2008 and 2009.

RESULTS OF OPERATIONS - THIRD QUARTER OF 2009 COMPARED TO THIRD QUARTER OF 2008

          Consolidated net sales for the three months ended September 30, 2009, decreased by $6.5 million when compared to the three months ended September 30, 2008.  Sales in our Cement Business were lower by $5.9 million and sales in our Ready-Mixed Concrete Business were lower by $.6 million. Cement Business sales decreased $5.5 million due to a 23.0% decrease in volume sold and $.4 million due to price decreases. Increases in construction contract sales of $3.4 million helped offset the declines in other areas of the Ready-Mixed Concrete Business. Ready-mixed concrete sales decreased $3.6 million primarily due to a 20.9% decline in cubic yards sold. Block, brick and other sundry item sales declined by $.4 million.

          Consolidated cost of sales for the three months ended September 30, 2009, decreased by $4.3 million when compared to the three months ended September 30, 2008.  Cost of sales in our Cement Business was lower by $2.7 million and cost of sales in our Ready-Mixed Concrete Business was lower by $1.6 million. Cement Business cost of sales decreased primarily due to the 23.0% decrease in volume sold. Ready-Mixed Concrete Business cost of sales decreased $3.2 million primarily due to the 20.9% decrease in cubic yards of ready-mixed concrete sold and significant reductions in diesel fuel prices. These decreases were partially offset by a $1.6 million increase in cost of sales for construction contracts which resulted from the $3.4 million increase in construction contract sales.

           Our overall gross profit rate for the three months ended September 30, 2009 was 25.1% versus 26.2% for the three months ended September 30, 2008. As a result of the above sales and cost of sales factors, the gross profit rate for the Cement Business declined from 42.3% for the three months ended September 30, 2008 to 38.3% for the three months ended September 30, 2009. The gross profit rate for the Ready-Mixed Concrete Business improved from 10.8% for the three months ended September 30, 2008 to 15.4% for the three months ended September 30, 2009 primarily due to a 41% improvement in the gross profit rate on construction contract sales.

          Selling, general, and administrative expenses increased by 1.1% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.

          The effective tax rates for the three months ended September 30, 2009 and 2008 were 27.5% and 27.8%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction and valuation allowance.  Taxes for the current year are estimated based on prior years' effective tax rates.

RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 2009 COMPARED TO THE FIRST NINE MONTHS OF 2008

          Consolidated net sales for the nine months ended September 30, 2009, decreased by $13.1 million when compared to the nine months ended September 30, 2008.  Sales in our Cement Business were lower by $9.6 million and sales in our Ready-Mixed Concrete Business were lower by $3.5 million.  Cement Business sales decreased $8.9 million due to a 16.8% decline in volume sold and decreased $.7 million due to price decreases.  The Ready-Mixed Concrete Business sales decrease was primarily due to a 18.7% decline in cubic yards of ready-mixed concrete sold partially offset by a 2.1% increase in cubic yard prices resulting in a $7.7 million decline in sales. In addition, block, brick and other sundry item sales declined by $.9 million and construction contract sales increased by $5.1 million, a 69% increase in construction contract sales over the same period last year.

          Consolidated cost of sales for the nine months ended September 30, 2009, decreased by $9.3 million when compared to the nine months ended September 30, 2008.  Cost of sales in our Cement Business was lower by $4.9 million and cost of sales in our Ready-Mixed Concrete Business was lower by $4.4 million. Cement Business cost of sales decreased due to the 16.8% decrease in volume sold.  Ready-Mixed Concrete Business cost of sales decreased $6.8 million primarily due to the 18.7% decrease in cubic yards of ready-mixed concrete sold  and significant reductions in diesel fuel prices. These decreases were partially offset by a $2.4 million increase in cost of sales for construction contracts which resulted from the 69% increase in construction contract sales.

          Our overall gross profit rate for the nine months ended September 30, 2009 was 18.6% versus 19.7% for the nine months ended September 30, 2008. As a result of the above sales and cost of sales factors, the gross profit rate for the Cement Business declined from 32.3% for the nine months ended September 30, 2008 to 28.6% for the nine months ended September 30, 2009. The gross profit rate for the Ready-Mixed Concrete Business increased from 9.3% for the nine months ended September 30, 2008 to 11.5% for the nine months ended September 30, 2009 primarily due to a 19.1% improvement in the gross profit rate on construction contract sales.

          Selling, general, and administrative expenses increased by 2.5% during the first nine months of 2009 compared to the first nine months of 2008. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.

          The effective tax rates for the nine months ended September 30, 2009 and 2008 were 27.5% and 28.1%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction and valuation allowance.  Taxes for the current year are estimated based on prior years' effective tax rates.

 LIQUIDITY

          The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2009 and December 31, 2008, cash equivalents consisted primarily of money market investments and repurchase agreements with various banks which are not guaranteed by the FDIC.  The financial institutions holding the Company's cash accounts are participating in the FDIC's Transaction Account Guarantee Program. Under that program, through December 31, 2009, all non interest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.

          We are able to meet our cash needs primarily from a combination of operations and bank loans.

          Net cash provided by operating activities totaled $8.1 million and $17.9 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. The $9.8 million decrease in the cash provided by operating activities for the first nine months of 2009 compared to the first nine months of 2008 is primarily due to changes in net income, receivables, inventories, accounts payable and accrued liabilities. Net income decreased $2.9 million from 2008 to 2009 primarily due to the decline in overall sales volume combined with a 3.8% decline in the gross profit margin in the Cement Business.  Receivables increased more in the first nine months of 2008 than 2009 due primarily to a greater increase in September sales in 2008 over December sales in 2007 compared to the increase in September sales in 2009 over December sales in 2008.  While the Company reduced production in the first quarter of 2008 and 2009, inventories increased more in the first nine months of 2009 than the first nine months of 2008.  Finished cement inventory increased $.9 million; work-in-process increased $.6 million; and fuel, gypsum, paper sacks and other increased $.8 million during the first nine months of 2009 while finished cement decreased $3.1 million; work-in-process decreased $2.4 million; fuel, gypsum, paper sacks and other increased $1.9 million; and operating and maintenance supplies increased $1 million during the first nine months of 2008.  Less cash was used in the first nine months of 2008 than 2009 due to the $2.2 million increase in accrued liabilities related to prepaid cement sales and the $3.9 million increase in accounts payables during the first nine months of 2008 as compared to the $1.7 million decrease in accrued liabilities related to prepaid cement sales and the $.5 million increase in accounts payables for 2009.

          Net cash used for investing activities totaled $6.7 million in the first nine months of 2009 while $13.9 million was used in the first nine months of 2008.  The $7.2 million decrease in net cash used for investing activities for the nine months of 2009 compared to the first nine months of 2008 is principally due to using $2.3 million in cash for a business acquisition in the first nine months of 2008 that did not occur in the corresponding period of 2009, purchasing $1.4 million less in equity investments in 2009 compared to the corresponding period in 2008, disposing of equity investments in 2009 which provided $1.5 million while no investments were disposed of in 2008, and receiving $2.1 million for short-term investments that matured in 2009 while none matured in the corresponding period of 2008.

          Net cash used for financing activities totaled $1.3 million and $5.4 million for the nine months ending September 30, 2009 and September 30, 2008, respectively. The $4.1 million decrease in cash used in 2009 over 2008 was primarily the result of the $5.3 million increase in the line of credit by the end of the third quarter of 2009 over the same period in 2008. The Company had paid off its line of credit as of September 30, 2008. In 2009, these loans were used to cover increases in receivables, inventories, and equity investments plus cash expenditures on property, plant and equipment.

          In December 2008, Monarch renewed and modified the loan agreement with its current lender, Bank of Oklahoma, N.A., under similar terms as the prior agreement. Monarch's current unsecured credit commitment consists of a $25.0 million term loan maturing December 31, 2014 and a $15.0 million line of credit maturing December 31, 2009. The term loan bears a floating interest rate based on the lender's National Prime rate less .75% with a 3.00% interest rate minimum or floor. The line of credit bears a floating interest rate based on the lender's National Prime rate less 1.25% with a 2.50% interest rate minimum or floor. The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the third quarter of 2009.  Prior to the renewal, interest on the Company's term loan was variable and was based on the JP Morgan Chase prime rate less .75%.  Interest on the line of credit varied with the lender's National Prime rate less 1.25% for 2008. As of September 30, 2009, we had borrowed $15.3 million on the term loan and $5.3 million on the line of credit leaving a balance available on the line of credit of $9.7 million.  The annual weighted average interest rate we paid on the term loan during the third quarter of 2009 and 2008 was 3.25% and 4.25%, respectively, and for the first nine months of 2009 and 2008 was 3.25% and 4.69%, respectively.  The annual weighted average interest rate we paid on the line of credit during the third quarter of 2009 and 2008 was 2.75% and 3.75%, respectively, and for the first nine months of 2009 and 2008 was 2.75% and 4.19%, respectively.  As of September 30, 2009, the applicable interest rate was 3.25% on the term loan and 2.75% on the line of credit. The term loan was used to help finance the expansion project at our cement manufacturing facility.  The line of credit was used during the year to fund increases in receivables, capital improvements, increases in purchases of equity investments and temporary operating expenses. Our Board of Directors has given management the authority to borrow an additional $10 million, for a maximum of $50 million.  We have not discussed additional financing with any banks or other financial institutions; therefore, no assurances can be given that we will be able to obtain this additional borrowing on favorable terms, if at all.

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

          For several years the Company has paid a $.20 per share dividend in January, March, June and September. Beginning with the April 2006 Board of Directors meeting, the Board elected to increase these dividends to $.21 per share; at the April 2007 Board of Directors meeting, the Board increased the dividend to $.22 per share; and at the April 2008 Board of Directors meeting, the Board increased the dividend to $.23 per share.  Under the terms and conditions of our loan agreement, the Company is required to maintain a tangible net worth of $90 million and an adjusted tangible net worth, which is tangible net worth before other comprehensive income, of $95 million.  The Company was in compliance with these requirements at the end of the third quarter of 2009.  Although dividends are declared at the Board's discretion and could be impacted by the minimum net worth requirements of the Company's loan agreement, we believe earnings will support the continued payment of dividends at the current level.

   The Company has been required to make a pension contribution each of the past two years.  In 2008 and 2007, the Company contributed approximately $1.4 million and $.7 million, respectively, to the pension fund.  The decline in the bond and stock markets in 2008 significantly reduced the value of our pension funds at December 31, 2008.  Based on the pension laws currently in effect, the resulting increase in minimum funding requirements could cause a negative impact to our liquidity. See Note 6 for disclosures about 2009 pension contributions.

FINANCIAL CONDITION

          Total assets as of September 30, 2009 were $183.9 million, an increase of $9.1 million since December 31, 2008.  Increases in receivables are common during the first nine months of the year due to the seasonality of our business (see "Seasonality" below). Receivables, finished cement inventory, work-in-process and building products increased approximately $6.0 million, $.9 million, $.6 million and $.3 million, respectively.  Fuel, gypsum, paper sacks and other inventory increased $.8 million primarily due to purchases of coal and petroleum coke exceeding amounts consumed in the production process. Operating and maintenance supplies inventory increased $.2 million due to purchases of specialized repair supplies related to the recently completed construction in the production facilities.  Management continually evaluates the lead time to obtain repair parts which are critical to its cement operations in determining which parts to keep in inventory.  Prepaid expenses increased by $.3 million primarily due to insurance deposits.  Investments increased due to the purchase of $2.1 million of equity investments, net of disposals and a $5.7 million increase in fair market value.

          Cash dividends liability, which is included in accrued liabilities, decreased by $1.9 million from December 31, 2008 to September 30, 2009 due to the timing of when dividends are declared and paid. In addition, accrued liabilities decreased $1.7 million related to prepaid cement sales.

          Indebtedness increased $3.1 million during the first nine months of 2009 primarily due to funding the increases in receivables, inventories, and equity investments just discussed plus approximately $6.9 million for cash expenditures for property, plant and equipment.

CAPITAL RESOURCES

          The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Capital expenditures during the first nine months of 2009 included expenditures on a new fuel handling system. We also invested in routine equipment purchases during the first nine months of 2009, primarily in the Ready-Mixed Concrete Business. During the first nine months of 2009, cash expenditures for property, plant and equipment totaled approximately $6.9 million, excluding the amounts that are included in accounts payable.

          The Company completed the installation of a fuel handling system in the third quarter of 2009 at a cost of approximately $4.4 million.  Projects in the planning and design phases include an overland conveyor system to improve efficiencies in moving raw materials.  This conveyor system and projects related thereto are expected to cost approximately $15.0 million to $25.0 million depending on the exact components of the project undertaken and the volatility of certain material costs, particularly steel. Management has the discretion to postpone components of the project and the discretion to undertake part or the entire project. The overland conveyor system and projects related to it are estimated to take twenty-four to thirty-six months to complete after the first purchase order is issued, which is not expected to occur until 2010.  The Company also plans to invest in other miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business in 2009.  These expenditures are expected to reach approximately $9.0 million during 2009 and will be funded with a mixture of cash from operations and temporary bank loans. We do not anticipate the need for additional bank financing beyond the amount available through our existing revolving line of credit.

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

ENVIRONMENTAL REGULATIONS

          The American Clean Energy and Security Act of 2009 (ACES), a.k.a H.B.2454, a.k.a. Waxman-Markey was passed by the House of Representatives on June 26, 2009. Since that time, additional legislation has been introduced. In general these legislative proposals encourage the limitation and or reduction of carbon dioxide, using a method of cap and trade. As part of the chemical process involved in the production of portland cement, carbon dioxide is driven off of raw materials.  Management is studying practices and technology which may reduce or sequester carbon dioxide emissions.  The effect of environmental regulations, and/or noncompliance thereof, may increase taxes, penalties, and the cost of production, as well as require additional capital expenditures for equipment.

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

   On September 22, 2009, the EPA promulgated a final rule for Mandatory Reporting of Greenhouse Gases. Management's opinion is that this regulation will have no material economic impact on the Company.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

          The Company invests in equity investments which are subject to market fluctuations.  The Company had $18.6 million of equity securities, primarily of publicly traded entities, as of September 30, 2009.  The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $2.0 million as of September 30, 2009.  The remaining $16.6 million in equity investments, which are stated at fair market value, are not hedged and are exposed to the risk of changing market prices.  The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period unless they are securities for which the Company has not elected the fair value option.  Securities carried at cost are adjusted for impairment, if conditions warrant.  Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations.  An immediate 10% change in the market price of our equity securities would have a $1.0 million effect on comprehensive income.  At September 30, 2009, the Company evaluated all of its equity investments for impairment. The results of those evaluations are discussed in Note 9 of Notes to the Condensed Consolidated Financial Statements.

          The Company also has $20.5 million of bank loans as of September 30, 2009.  Interest rates on the Company's term loan and line of credit are variable, subject to interest rate minimums or floors, and are based on the lender's National Prime rate less .75% and lender's National Prime rate less 1.25%, respectively.

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

          There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION

Item 1.       Legal Proceedings

          The Company and Tulsa Dynaspan, Inc. (TDI) a subsidiary of the Company, were defendants in a case brought by David Markle, Richard Evilsizer, and five other named plaintiffs, filed in the District Court of Tulsa County, Oklahoma, on December 29, 2004 and amended on January 19, 2005, January 6, 2006, August 18, 2006, and January 12, 2007.  Prior to the August 18, 2006 amendment, Plaintiffs dismissed claims they had previously asserted for defamation and various business torts, derivative claims brought on behalf of the Company, and claims to ownership of an invention relating to parking garage construction.  Markle and Evilsizer remained as Plaintiffs; the five other original Plaintiffs remained in the action only as counterclaim defendants.  Plaintiffs sought an award of actual and exemplary damages from the Company, one of its directors and four of TDI's directors for alleged breach of fiduciary duties owed to TDI, based upon derivative and breach of contract claims.  The Company asserted a counterclaim based upon breach of contract against Markle and TDI asserted counterclaims based upon breach of fiduciary duty, misappropriation, violations of the Computer Fraud and Abuse Act and the Oklahoma Trade Secrets Act, unjust enrichment, and various business torts against all of the original plaintiffs. Plaintiffs also sought an order from the Court that the Company purchase Plaintiffs' shares of TDI stock for fair value.  On April 10, 2007, the Court heard arguments on various motions and subsequently entered the following orders: Monarch and the individual directors' motion for summary judgment dismissing all of Plaintiffs' claims was granted; Monarch's motion for summary judgment on its pre-termination competition claim against Markle was granted; TDI's motion for summary judgment against Plaintiffs for unjust enrichment and breach of fiduciary duty was granted; Markle's motion for partial summary judgment on the non-compete agreement executed by the parties was denied. Additional hearings to establish TDI's and Monarch's damages were necessary; all of Plaintiffs' claims were dismissed.  Because of the failure of certain plaintiffs to participate in a pretrial conference the proceedings were bifurcated.  Markle and Evilsizer later filed bankruptcy.  Complaints to collect damages from Markle and Evilsizer were filed in the bankruptcy courts.  Monarch claims against Markle in bankruptcy were dismissed as duplicative; TDI's claim against Markle and Monarch's claim against Evilsizer remained pending.  A hearing on actual and punitive damages against Parking Builders, GBS and ENCO was held on February 1, 2008.  On February 29, 2008, TDI was awarded $3,117,574 in actual damages and an additional $3,117,574 in punitive damages against GBS and ENCO; TDI was awarded $1,614,720 in actual damages and an additional $1,614,720 in punitive damages against Parking Builders.  No assurances can be given as to the collectability of these damage awards.  TDI has settled its claims against Martin and Bobbitt. A judgment has been entered against Markle and in favor of TDI in the amount of $3.0 million. No assurances can be given as to the collectability of the judgment. TDI has agreed to accept a lesser amount in full satisfaction provided Markle pays that amount by a date certain.  The action against Evilsizer remains pending.

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

Item 6.       Exhibits

31.1  Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2  Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1  18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated November 9, 2009.

32.2  18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated November 9, 2009.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company
(Registrant)

Date November 9, 2009	/s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr.
President and
Chairman of the Board

Date November 9, 2009	/s/ Debra P. Roe
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

31.2                            Certificate of the Chief Financial Officer pursuant
                                            to Section 13a-14(a)/15d-14(a) of the
                                            Securities Exchange Act of 1934.

32.1                           18 U.S.C. Section 1350 Certificate of the President
                                            and Chairman of the Board dated November 9, 2009.

32.2                           18 U.S.C. Section 1350 Certificate of the
                                            Chief Financial Officer dated November 9, 2009.