Form 10-K
period 2009-12-31
MONARCH CEMENT CO
filed 2010-03-16
CIK 67517

united states
securities and exchange commission
Washington, D.C.  20549
FORM 10-K
(Mark One)
[X]	Annual report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
or
[ ]	Transition report pursuant to section 13 or 15(d ) of the
Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File Number 0-2757

THE MONARCH CEMENT COMPANY (Exact name of registrant as specified in its charter)
Kansas		48-0340590
(State or other jurisdiction of		(IRS employer identification no.)
incorporation or organization)
P.O. Box 1000, Humboldt, Kansas 66748-0900
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code:  (620) 473-2222
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class:	Capital Stock, par value $2.50 per share
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
Yes  X      No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes____No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:
Large accelerated filer ____		Accelerated filer X
Non-accelerated filer ____	(Do not check if a smaller reporting company)	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __  No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter was $91,763,831.

As of February 10, 2010, the registrant had outstanding 2,532,463 shares of Capital Stock, par value $2.50 per share, and 1,491,735 shares of Class B Capital Stock, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) the registrant's annual report to stockholders for the year ended December 31, 2009 - Parts I, II and IV of Form 10-K and (2) the registrant's definitive proxy statement prepared in connection with the annual meeting of stockholders to be held on April 14, 2010 - Parts II and III of Form 10-K.

PART I

Item 1.      Business

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the description of the Company's business, including information regarding lines of business, in The Monarch Cement Company's 2009 Annual Report to Stockholders (filed herewith as Exhibit 13) under the headings:

•	Description of the Business;
•	Lines of Business; and
•	Note 10, Lines of Business, of Notes to Consolidated Financial Statements.

The Company did not introduce any new products nor begin to do business in a new industry segment during 2009.

The Company owns and operates quarries located near its Humboldt, Kansas plant. Such quarries contain all essential raw materials presently used by the Company. The Company's total reserves, including these quarries and other property located near the plant, are estimated to be sufficient to maintain operations at the Humboldt plant's present capacity for more than 50 years, although not all reserves are currently permitted. While these raw materials are accessible to the Company, we have determined that additional capital expenditures will be needed to improve the movement of raw materials to our plant. We refer you to the disclosure under the "Capital Resources" heading of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2009 Annual Report to Stockholders, which is incorporated herein by reference.

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

It is necessary for the Company to invest a significant portion of its working capital in inventories.  At December 31, 2009 the Company had inventories as follows:

1.

Cement	$5,345,468
Work in process	2,050,200
Building products	5,225,431
Fuel, gypsum and other materials	7,625,573
Operating and maintenance supplies	11,538,788
Total	$31,785,460

The Company is heavily dependent upon the construction industry and is directly affected by the level of activity in that industry. However, no customer accounted for 10% or more of the Company's consolidated net revenue during 2009, 2008 or 2007.

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

At December 31, 2009, the Company and its subsidiaries employed approximately 610 employees including 465 hourly employees and 145 salaried employees, which included plant supervisory personnel, sales and executive staff. Of the 610 total employees, approximately 34% are union employees. Approximately 22% of those union employees (8% of our total employees) are covered by contracts that expire in 2010. The Company believes it has a good working relationship with its employees and has been successful in negotiating multi-year union contracts without work stoppages.

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

2.

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

Item 1a.    Risk Factors

We are identifying important risks and uncertainties that could affect the Company's results of operations, financial condition or business and that could cause them to differ materially from the Company's historical results of operations, financial condition or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, the Company.  Factors that could cause or contribute to such differences include, but are not limited to, those factors referred to below.  The risk factors highlighted are not the only ones that the Company faces.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company's 2009 Annual Report to Stockholders in the "Capital Resources" section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings:

•	Market Risks;
•	Inflation; and
•	Environmental Regulations.

We depend on construction activity levels, which tend to be cyclical.  Our operating results depend on residential, commercial and governmental construction activity and spending levels which tend to be cyclical.  Construction activity and spending levels are influenced by interest rates, inflation, environmental laws and regulations, employment levels and the availability of funds for public construction projects.  Economic downturns may lead to recessions in the construction industry, either in individual markets or nationally.  These cyclical downturns in construction activity in our market area, which we cannot control, significantly affect our business.

Construction is dependent upon the overall U.S. economy which remains weak and could weaken further.  Commercial and residential construction levels generally move with economic cycles; when the economy is strong, construction levels rise and when the economy is weak, construction levels fall.  The overall U.S. economy has been hurt by changes in the financial services sector and the resulting constraints on credit availability.  The overall weakness in the economy and the uncertainty in the credit markets could cause commercial and residential construction to remain at low levels or weaken further, and thereby continue to adversely affect our sales volumes and earnings.  A recessionary economy can also increase the likelihood we will not be able to collect on our accounts receivable from our customers.

A decline in public sector construction and reductions in governmental funding could adversely affect our operations and results.  If spending on publicly funded construction is

3.

reduced significantly as a result of a loss of federal funding or a significant reduction in state or federal budgets, our earnings could be negatively affected.

Competition in our industry could adversely affect our results of operations.  Substantially all markets we operate in are highly competitive.  We compete with several other domestic suppliers of cement, concrete and concrete products, as well as with importers of foreign cement.  Many factors affect the competitive environments we face in our markets.  Among others, they include the number of competitors in the market, the pricing policies of those competitors, the financial strength of those competitors, the total production capacity serving the market, the barriers that potential competitors face to enter the market, the proximity of natural resources to the market, as well as economic conditions and product demand within the market.  Such factors come together in our market in varying ways, sometimes in ways that adversely impact demand for and pricing of our products.

Increased energy and fuel costs may have a material adverse effect on our results.  Our operations consume significant amounts of energy.  The price and availability of energy are subject to political, economic and market factors that are generally outside our control.  Energy and fuel costs have affected, and may continue to affect, our financial condition, results of operations and liquidity.

Adverse weather lessens demand for our products, which is seasonal in our market.  Construction activity, and thus demand for our products, decreases substantially during periods of cold weather, when it snows or when heavy or sustained rains fall.  Consequently, demand for our products is significantly lower during the winter, when winter weather significantly curtails construction activity.  Our operations are seasonal, with sales generally peaking during the second and third quarters because of normally better weather conditions.  However, high levels of rainfall can adversely impact our operations during these periods as well.  Such adverse weather conditions can materially and adversely affect our results of operations and profitability if they occur with unusual intensity, during abnormal periods, or last longer than usual, especially during peak construction periods.

Changes in legal requirements and governmental policies concerning zoning, land use, environmental and other areas of the law impact our business.  Our operations are affected by numerous federal, state and local laws and regulations related to zoning, land use and environmental matters.  Despite our compliance efforts, there is the inherent risk of liability in the operation of our business, especially from an environmental standpoint.  These potential liabilities could have an adverse impact on our operations and profitability.  Our operations require numerous governmental approvals and permits, which often require us to make significant capital and maintenance expenditures to comply with zoning and environmental laws and regulations.  Stricter laws and regulations, or more stringent interpretations of existing laws or regulations, may impose new liabilities on us, reduce operating hours, require additional investment by us in pollution control equipment, or impede the expansion of our facilities.

Climate change and climate change legislation or regulations may adversely impact our business.  A number of governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change including pending U.S. legislation that, if enacted, would limit and reduce greenhouse gas emissions through a "cap

4.

and trade" system of allowances and credits, among other provisions.  In addition, the Environmental Protection Agency (EPA) has for the first time required large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions and has proposed a permitting process for large emitters.  Our cement plant could be subject to this permitting under the regulations as currently proposed.  Any such "cap-and-trade" system or other limitations imposed on the emission of "greenhouse gases" could have a material adverse affect on our financial position, results of operation or cash flows.

Litigation could affect our profitability.  The nature of our business exposes us to various litigation matters including product liability claims, employment, health and safety matters, environmental matters, regulatory and administrative proceedings, governmental investigations, tort claims and contract disputes.  We contest these matters vigorously and make insurance claims where appropriate.  However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of existing or future litigation.

Item 1b.    Unresolved Staff Comments

 None.

Item 2.      Properties

The Company's corporate office and cement plant, including equipment and raw materials are located at Humboldt, Kansas, approximately 110 miles southwest of Kansas City, Missouri. The Company owns approximately 5,000 acres of land on which the Humboldt plant, offices and all essential raw materials are located. Construction completed in 2006 increased our plant's capacity allowing us to produce in excess of one million tons of cement per year. Producing at that level, raw material reserves are estimated to be sufficient to maintain operations at this plant for more than 50 years, although not all reserves are currently permitted. The Company believes that this plant and equipment are suitable and adequate for its current level of operations and provides for increases in market demand. The Company installed a fuel handling system which was completed in the third quarter of 2009 at a cost of approximately $4.4 million. Projects in the planning and design phases include an overland conveyor system to improve efficiencies in moving raw materials. We refer to the “Capital Resources” section of the “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report to Stockholders for a more detailed description of the Company's capital resources and improvements under consideration. Such information is hereby incorporated herein by reference.

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

The Company owns various companies which sell ready-mixed concrete, concrete products and sundry building materials within the Humboldt cement plant's primary market.

5.

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

Item 4.      [Removed and Reserved]

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder
                   Matters and Issuer Purchases of Equity Securities

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company's 2009 Annual Report to Stockholders under the heading "Stock Market and Dividend Data". In addition we submit the following information:

The Company's Board of Directors is responsible for determining the amount and timing of dividend payments. All dividends are discretionary and are based on past financial performance and availability of funds. For several years the Company has paid a dividend in January, March, June and September. At the April 2008 Board of Directors meeting, the Board increased the dividend from $0.22 per share to $0.23 per share. At the April 2009 Board of Directors meeting, the Board maintained a $0.23 per share dividend. The Company is not restricted regarding payment of dividends, but its ability to do so is subject to its satisfaction of a financial covenant provided in the terms and conditions of our loan agreement. This covenant requires the Company to maintain a tangible net worth of $90 million and an adjusted tangible net worth, which is tangible net worth before other comprehensive income, of $95 million. The Company was in compliance with these requirements at year end. The minimum net worth requirements could impact the Company's ability to pay dividends in the future.

6.

The Company does not have any compensation plans or individual compensation arrangements under which equity securities of the registrant are authorized for issuance to employees or non-employees.

The Company did not sell any of its equity securities during 2009. In 1996, our Board of Directors authorized the purchase, through open market transactions, of up to 400,000 shares of our Company's common stock.  Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. During 2009, the Company did not purchase any of its equity securities. Our Company continues to have authority to purchase 124,332 shares of our common stock at management's discretion.

Item 6.      Selected Financial Data

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item on page 1 of the Company's 2009 Annual Report to Stockholders.

Item 7.      Management's Discussion and Analysis of Financial Condition and
                   Results of Operations

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company's 2009 Annual Report to Stockholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". In addition we submit the following information:

The Company does not have any off-balance sheet arrangements.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company's 2009 Annual Report to Stockholders in the "Capital Resources" section of the "Management's Discussion and Analysis of Financial  Condition and Results of Operations" under the heading "Market Risks". In addition we submit the following information:

      In December 2009, Monarch entered into an amendment to the loan agreement with its current lender, Bank of Oklahoma, N.A., to, among other things, renew and modify the terms of Monarch's term loan and revolving line of credit. Monarch's current unsecured credit commitment consists of a $17.8 million term loan maturing December 31, 2014 and a $15.0 million line of credit maturing December 31, 2010. The Company had $15.1 million of bank loans as of December 31, 2009. Under the amended loan agreement, interest on the line of credit varies with the lender's national prime rate less 0.50% with a 3.50% interest rate minimum or floor. Interest rates on the Company's term loan remain variable and are based on the lender's national prime rate less 0.75% with a 3.00% interest rate minimum or floor. Prior to the renewal, interest on the line of credit varied with the lender's national prime rate less 1.25% with a 2.5% interest rate minimum or floor

7.

for 2009 and 1.25% with no interest rate minimum or floor for 2008. Interest on the Company's term loan was variable and was based on the lender's national prime rate less 0.75% with a 3.00% interest rate minimum or floor for 2009. It was based on the JP Morgan Chase prime rate less 0.75% with no interest rate minimum or floor for 2008.

Item 8.      Financial Statements and Supplementary Data

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item in the Company's 2009 Annual Report to Stockholders under the headings:

•	Report of Independent Registered Public Accounting Firm (BKD, llp--related to financial statements);
•	Consolidated Balance Sheets--December 31, 2009 and 2008;
•	Consolidated Statements of Income--For the Years Ended December 31, 2009, 2008 and 2007;
•	Consolidated Statements of Comprehensive Income--For the Years Ended December 31, 2009, 2008 and 2007;
•	Consolidated Statements of Stockholders' Equity and Noncontrolling Interests--For the Years Ended December 31, 2009, 2008 and 2007;
•	Consolidated Statements of Cash Flows--For the Years Ended December 31, 2009, 2008 and 2007; and
•	Notes to Consolidated Financial Statements--December 31, 2009, 2008 and 2007.

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

8.

                  Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item with respect to internal control over financial reporting is incorporated herein by reference to the material responsive to this Item with respect to such information in the Company's 2009 Annual Report to Stockholders under the following headings:

•	Management's Report on Internal Control Over Financial Reporting; and
•	Report of Independent Registered Public Accounting Firm (BKD, llp--related to internal control over financial reporting).

 In addition, we submit the following information:

 There has been no change in our Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.    Other Information

There was no information required to be disclosed, but not reported, in a report on Form 8-K during the fourth quarter of 2009.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in the Company's definitive proxy statement prepared in connection with its 2010 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following headings of said proxy statement:

•	Election of Directors and Related Information;
•	Information Concerning Nominees for Election to Board of Directors and Directors Continuing in Office;
•	Specific Experience, Qualifications, Attributes and Skills of Our Directors and Nominees;
•	Information Concerning Executive Officers;
•	Section 16(a) Beneficial Ownership Reporting Compliance;
•	Nomination of Directors;
•	Executive Compensation; and
•	Audit Committee Report.

                  In addition we submit the following information:

The Company has adopted an Ethics Policy for directors, corporate officers and corporate staff employees including, our principal executive officer, principal financial officer, principal

9.

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

Item 11.    Executive Compensation

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item in the Company's definitive proxy statement prepared in connection with its 2010 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following captions of said proxy statement:

•	Executive Compensation;
•	Defined Benefit Retirement Plan;
•	Severance Pay Plan;
•	Compensation Discussion and Analysis;
•	Compensation Committee Report;
•	Compensation Committee Interlocks And Insider Participation; and
•	Board Leadership Structure and Role in Risk Oversight.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and
                   Related Stockholder Matters

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in the Company's definitive proxy statement prepared in connection with its 2010 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following heading of said proxy statement:

•	Security Ownership of Certain Beneficial Owners and Management.

In addition we submit the following information:

The Company does not have any compensation plans or individual compensation arrangements under which equity securities of the registrant are authorized for issuance to employees or non-employees.

Item 13.    Certain Relationships and Related Transactions, and Director
                   Independence

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item in the Company's definitive proxy statement prepared in connection with its 2010 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following headings of said proxy statement:

10.

•	Related Party Transactions;
•	Nomination of Directors; and
•	Audit Committee Report.

Item 14.    Principal Accounting Fees and Services

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item in the Company's definitive proxy statement prepared in connection with its 2010 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following heading of said proxy statement:

•	Independent Auditors.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

Financial Statements

Pursuant to General Instruction G(2) to Form 10-K, the following is a list of the information required by this Item which is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company's 2009 Annual Report to Stockholders under the headings:

•	Report of Independent Registered Public Accounting Firm (BKD, llp--related to financial statements);
•	Consolidated Balance Sheets--December 31, 2009 and 2008;
•	Consolidated Statements of Income--For the Years Ended December 31, 2009, 2008 and 2007;
•	Consolidated Statements of Comprehensive Income--For the Years Ended December 31, 2009, 2008 and 2007;
•	Consolidated Statements of Stockholders' Equity and Noncontrolling Interests--For the Years Ended December 31, 2009, 2008 and 2007;
•	Consolidated Statements of Cash Flows--For the Years Ended December 31, 2009, 2008 and 2007; and
•	Notes to Consolidated Financial Statements--December 31, 2009, 2008 and 2007.

11.

                  Financial Statement Schedules

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

12.

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

10.1(g)
Seventh amendment to agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch Cement Company as amended by first amendment dated December 31, 2002, second amendment dated December 31, 2003, third December 31, 2004, fourth amendment dated January 1, 2006, fifth amendment dated December 31, 2006, and sixth amendment dated December 31, 2007. (Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-2757) as Exhibit 10.1(g) and incorporated herein by reference.)

10.1(h)
Eighth amendment to agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch Cement Company as amended by first amendment dated December 31, 2002, second amendment dated December 31, 2003, third amendment dated December 31, 2004, fourth amendment dated January 1, 2006, fifth amendment dated December 31, 2006, sixth amendment dated December 31, 2007, and seventh amendment dated December 31, 2008. (Filed with the Company's Current Report on Form 8-K dated December 31, 2009 (File No. 0-2757) as Exhibit 10.1(h) and incorporated herein by reference.)

13	2009 Annual Report to Stockholders.

21	Subsidiaries of the Registrant.

31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

13.

32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated March 16, 2010.

32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated March 16, 2010.

14.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Monarch Cement Company
(Registrant)

By: /s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr. President

Date: March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jack R. Callahan	By: /s/ Gayle C. McMillen
Jack R. Callahan	Gayle C. McMillen
Director	Director
Date: March 16, 2010	Date: March 16, 2010

By: /s/ Ronald E. Callaway	By: /s/ Byron K. Radcliff
Ronald E. Callaway	Byron K. Radcliff
Director	Director
Date: March 16, 2010	Date: March 16, 2010

By: /s/ David L. Deffner	By: /s/ Walter H. Wulf, Jr.
David L. Deffner	Walter H. Wulf, Jr.
Director	President, Principal Executive
Officer and Director
Date: March 16, 2010	Date: March 16, 2010

By: /s/ Robert M. Kissick	By: /s/ Debra P. Roe
Robert M. Kissick	Debra P. Roe, CPA
Director	Chief Financial Officer
Date: March 16, 2010	Date: March 16, 2010

15.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

Audit Committee, Board of Directors and Stockholders
The Monarch Cement Company
Humboldt, Kansas

In connection with our audit of the consolidated financial statements of The Monarch Cement Company for each of the three years in the period ended December 31, 2009, we have also audited the following financial statement schedules.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic consolidated financial statements.  The schedules are presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and are not a required part of the consolidated financial statements.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

BKD, llp

Kansas City, Missouri
March 16, 2010

 THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2009

		Additions
	Balance at	Charged to	Deduction	Balance
	Beginning	Costs and	from	at End
Description	of Period	Expenses	Reserves	of Period
			(1)
For the Year Ended December 31, 2009:
Reserve for doubtful accounts	$788,000	$214,000	$91,000	$911,000

For the Year Ended December 31, 2008:
Reserve for doubtful accounts	$640,000	$428,000	$280,000	$788,000

For the Year Ended December 31, 2007:
Reserve for doubtful accounts	$641,000	$290,000	$291,000	$640,000

(1) Writeoff of uncollectible accounts, net of collections on accounts previously written off.

17.

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
and incorporated herein by reference.)

10.1(g)     Seventh amendment to agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch Cement Company
as amended by first amendment dated December 31, 2002, second amendment dated December 31, 2003, third amendment dated
December 31, 2004, fourth amendment dated January 1, 2006,
fifth amendment dated December 31, 2006, and sixth amendment dated December 31, 2007. (Filed with the Company's Annual
Report on Form 10-K for the year ended December 31, 2008 (File
No. 0-2757) as Exhibit 10.1(g) and incorporated herein by reference.)

10.1(h)     Eighth amendment to agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch Cement Company
                        as amended by first amendment dated December 31, 2002, second amendment dated December 31, 2003, third amendment dated
                        December 31, 2004, fourth amendment dated January 1, 2006, fifth amendment dated December 31, 2006, sixth amendment
                        dated December 31, 2007, and seventh amendment dated December 31,
                        2008. (Filed with the Company's Current Report on Form 8-K dated
                        December 31, 2009 (File No. 0-2757) as Exhibit 10.1(h) and incorporated herein by reference.)

13            2009 Annual Report to Stockholders.

21            Subsidiaries of the Registrant.

31.1         Certificate of the President and Chairman of the Board pursuant to
Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2   Certificate of the Chief Financial Officer pursuant to Section
13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1   18 U.S.C. Section 1350 Certificate of the President and Chairman
of the Board dated March 16, 2010.

32.2   18 U.S.C. Section 1350 Certificate of the Chief Financial Officer
dated March 16, 2010.