Form 10-Q
period 2010-03-31
MONARCH CEMENT CO
filed 2010-05-11
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2010, or

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
YES           NO   X

As of May 3, 2010, there were 2,533,213 shares of Capital Stock, par value $2.50 per share outstanding and 1,490,985 shares of Class B Capital Stock, par value $2.50 per share outstanding.

PART I  -  FINANCIAL INFORMATION

The condensed consolidated financial statements included in this report have been prepared by our Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Our Company believes that the disclosures are adequate to make the information presented not misleading.  The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented.  Those adjustments consist only of normal, recurring adjustments.  The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Company's most recent annual report on Form 10-K for 2009 filed with the Securities and Exchange Commission.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Item 1.       Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009

ASSETS	2010	2 0 0 9
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$1,514,655	$2,149,397
Receivables, less allowances of $945,500 in 2010 and
$911,000 in 2009 for doubtful accounts	13,465,719	12,558,856
Inventories, priced at cost which is not in excess of market-
Finished cement	$6,339,901	$5,345,468
Work in process	2,258,329	2,050,200
Building products	5,349,231	5,225,431
Fuel, gypsum, paper sacks and other	7,362,685	7,625,573
Operating and maintenance supplies	11,089,000	11,538,788
Total inventories	$32,399,146	$31,785,460
Refundable federal and state income taxes	1,858,696	310,795
Deferred income taxes	775,000	775,000
Prepaid expenses	689,626	324,844
Total current assets	$50,702,842	$47,904,352
PROPERTY, PLANT AND EQUIPMENT, at cost, less
accumulated depreciation and depletion of $165,355,822
in 2010 and $162,880,507 in 2009	89,539,609	90,817,394
DEFERRED INCOME TAXES	18,841,778	19,093,778
INVESTMENTS	18,965,280	18,419,208
OTHER ASSETS	639,799	762,945
	$178,689,308	$176,997,677

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,553,854	$5,083,300
Line of credit payable	7,098,411	511,944
Current portion of advancing term loan	2,754,691	2,732,490
Accrued liabilities	8,891,398	10,900,596
Total current liabilities	$24,298,354	$19,228,330
LONG-TERM DEBT	11,373,009	12,096,835
ACCRUED POSTRETIREMENT BENEFITS	30,671,971	30,206,610
ACCRUED PENSION EXPENSE	12,746,436	12,250,038
STOCKHOLDERS' EQUITY:
Capital stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued 2,533,213 shares
at 03/31/2010 and 2,532,463 shares at 12/31/2009	$6,333,033	$6,331,158
Class B capital stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-
share basis - Authorized 10,000,000 shares, Issued 1,490,985
shares at 03/31/2010 and 1,491,735 shares at 12/31/2009	3,727,462	3,729,337
Retained earnings	101,292,386	105,989,712
Accumulated other comprehensive loss	(11,753,343)	(12,834,343)
Total stockholders'equity	$99,599,538	$103,215,864
	$178,689,308	$176,997,677

See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND RETAINED EARNINGS
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

	2010	2009
NET SALES	$18,194,726	$25,330,736
COST OF SALES	20,658,998	24,858,824
Gross profit (loss) from operations	$(2,464,272)	$471,912
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,887,518	4,121,633
Loss from operations	$(6,351,790)	$(3,649,721)
OTHER INCOME (EXPENSE):
Interest income	$50,886	$34,223
Interest expense	(122,123)	(147,694)
Gains on equity investments	4,172	77,535
Dividend Income	74,114	34,879
Other, net	772,415	(53,713)
	$779,464	$(54,770)

Loss before taxes on income	$(5,572,326)	$(3,704,491)
PROVISION FOR INCOME TAXES	(875,000)	(1,040,000)

NET LOSS	$(4,697,326)	$(2,664,491)

Less: Net loss attributable to Noncontrolling interests	-	(14,364)

NET LOSS ATTRIBUTABLE TO THE COMPANY	$(4,697,326)	$(2,650,127)

RETAINED EARNINGS, beginning of period	105,989,712	104,958,556
RETAINED EARNINGS, end of period	$101,292,386	$102,308,429
Basic loss per share	$(1.17)	$(0.66)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

	2010	2009
NET LOSS	$(4,697,326)	$(2,664,491)
UNREALIZED APPRECIATION (DEPRECIATION)
ON AVAILABLE FOR SALE SECURITIES
(Net of deferred tax expense (benefit) of $264,000
and $(396,000) for 2010 and 2009, respectively)	400,172	(596,465)

LESS: RECLASSIFICATION ADJUSTMENT FOR
REALIZED GAINS (LOSSES) INCLUDED IN
NET INCOME (net of deferred tax (benefit) expense
of $-0- and $32,000 for 2010 and 2009, respectively)	4,172	45,535

POSTRETIREMENT LIABILITY (Net of deferred tax (benefit)
expense of $-0- and $-0- for 2010 and 2009, respectively)	685,000	-
COMPREHENSIVE LOSS	$(3,616,326)	$(3,306,491)
See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

	2010	2009
OPERATING ACTIVITIES:
Net loss	$(4,697,326)	$(2,664,491)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation, depletion and amortization	2,893,295	2,977,641
Deferred income taxes	(12,000)	(13,000)
Gain on disposal of assets	(34,523)	(40)
Realized gain on sale of equity investments	(4,172)	(77,535)
Gain on disposal of other assets	(700,000)	-
Postretirement benefits and pension expense	1,646,759	936,335
Change in assets and liabilities:
Receivables, net	(906,864)	(681,243)
Inventories	(613,687)	(2,975,925)
Refundable income taxes	(1,547,901)	(983,669)
Prepaid expenses	(364,782)	(483,598)
Other assets	750	5,687
Accounts payable and accrued liabilities	970,855	1,087,773
Net cash used for operating activities	$(3,369,596)	$(2,872,065)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$(2,164,332)	$(2,278,623)
Proceeds from disposals of property, plant and equipment	47,375	200
Proceeds from disposals of other assets	700,000	-
Payment for purchases of equity investments	(47,800)	(2,493,439)
Proceeds from disposals of equity investments	165,900	608,835
Net cash used for investing activities	$(1,298,857)	$(4,163,027)

FINANCING ACTIVITIES:
Increase in line of credit, net	$6,586,466	$8,483,887
Payments on bank loans	(676,008)	(654,879)
Payments on other long-term debt	(25,616)	(84,316)
Cash dividends paid	(1,851,131)	(1,851,131)
Net cash provided by financing activities	$4,033,711	$5,893,561

Net decrease in cash and cash equivalents	$(634,742)	$(1,141,531)
Cash and Cash Equivalents, beginning of year	2,149,397	3,111,509
Cash and Cash Equivalents, end of period	$1,514,655	$1,969,978

Interest paid, net of amount capitalized	$119,826	$143,227
Income taxes paid, net of refunds	$-	$(45,204)
Capital equipment additions included in accounts payable	$90,111	$951,002

See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and 2009 (Unaudited), and December 31, 2009

1.	For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10-K.

2.	Certain reclassifications have been made to the 2009 financial statements to conform to the current year presentation. These reclassifications had no effect on net earnings.

3.
Our Ready-Mixed Concrete Business includes precast concrete construction which involve long-term and short-term contracts. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts for specific projects are generally of three to six months in duration. The majority of the long-term contracts will allow only scheduled billings and contain retainage provisions under which 5 to 10% of the contract invoicing may be withheld by the customer pending project completion. As of March 31, 2010, the amount of billed retainage which is included in accounts receivable was approximately $640,000, all of which is expected to be collected within one year. The amount of billed retainage which was included in accounts receivable at December 31, 2009 was approximately $360,000.

We recognize revenues under the percentage of completion method of accounting using cost-to-cost measures. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs.  The amount of unbilled revenue in accounts receivable was approximately $370,000 and $780,000 at March 31, 2010 and December 31, 2009, respectively. Unbilled revenue contained approximately $120,000 and $525,000 of not-currently-billable retainage at March 31, 2010 and December 31, 2009, respectively, which is expected to be collected within one year.

4.
As of March 31, 2010, the amount of accounts payable related to property, plant and equipment was $90,111 compared to December 31, 2009 which was $748,479.

Depreciation, depletion and amortization related to manufacturing operations are recorded in Cost of Sales, those related to general operations are recorded in Selling, General and Administrative Expenses, and those related to non-operational activities are in Other, net on the Condensed Consolidated Statements of Loss and Retained Earnings.

5.
For the three months ended March 31, 2010, we incurred a temporary LIFO liquidation gain due to reductions in finished cement and work in process inventory of $.2 million which we expect to be restored by the end of the year. The temporary LIFO liquidation gain has been deferred as a component of accrued liabilities. We incurred a temporary LIFO liquidation gain of $.3 million due to reductions in finished cement and work in process inventory during the three months ended March 31, 2009.

6.
Our Company groups its operations into two lines of business - Cement Business and Ready-Mixed Concrete Business. The "Cement  Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products, precast concrete construction, and sundry building materials business. Corporate assets for 2010 include cash and cash equivalents, refundable income taxes, deferred income taxes, investments and other assets. Corporate assets for 2009 include cash and cash equivalents, short-term investments, refundable income taxes, deferred income taxes, investments and other assets. Following is information for each line for the periods indicated:

		Ready- Mixed	Adjustments
	Cement Business	Concrete Business	and Eliminations	Consolidated
For the Three Months Ended 03/31/10
Sales to unaffiliated customers	$6,945,883	$11,248,843	$-	$18,194,726
Intersegment sales	2,351,659	-	(2,351,659)	-
Total net sales	$9,297,542	$11,248,843	$(2,351,659)	$18,194,726
Loss from operations	$(3,260,410)	$(3,091,380)		$(6,351,790)
Other income, net				779,464
Loss before income taxes				$(5,572,326)
Capital Expenditures	$465,318	$1,040,647		$1,505,965

		Ready- Mixed	Adjustments
	Cement Business	Concrete Business	and Eliminations	Consolidated
For the Three Months Ended 03/31/09
Sales to unaffiliated customers	$9,942,542	$15,388,194	$-	$25,330,736
Intersegment sales	2,403,117	-	(2,403,117)	-
Total net sales	$12,345,659	$15,388,194	$(2,403,117)	$25,330,736
Loss from operations	$(2,094,957)	$(1,554,764)		$(3,649,721)
Other loss, net				(54,770)
Loss before income taxes				$(3,704,491)
Capital Expenditures	$2,087,052	$920,659		$3,007,771

Balance as of 3/31/10
Identifiable Assets	$95,881,164	$40,212,936	$136,094,100
Corporate Assets			42,595,208
			$178,689,308
Balance as of 3/31/09
Identifiable Assets	$98,054,524	$41,562,652	$139,617,176
Corporate Assets			40,487,739
			$180,104,915

7.
During 2008, the Company adopted the Financial Accounting Standards Board's (FASB) new accounting standards on fair value measurements and disclosures for all financial assets and liabilities. The new accounting principles defined fair value, established a framework for measuring fair value under generally accepted accounting principles and enhanced disclosures about fair value measurements. During the first quarter of 2009, the Company adopted the new accounting standards on fair value measurements and disclosures for all non-financial assets and non-financial liabilities not recognized or disclosed at least annually at fair value.

The Company defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company measures fair value using the following fair value hierarchy which is based on three levels of inputs intended to maximize the use of observable inputs and minimize the use of unobservable inputs:

Level 1 - quoted prices in active markets for identical assets or liabilities.
Level 2 - observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Cash and cash equivalents, short-term investments, receivables, accounts payable and long-term debt have carrying values that approximate fair values. Equity securities for which the Company has no immediate plan to sell but that may be sold in the future are classified as available for sale.  If the fair value of the equity security is readily determinable, it is carried at fair value and unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Realized gains and losses, based on the specifically identified cost of the security, are included in net income. The Company's valuation techniques used to measure the fair value of its marketable equity securities were derived from quoted prices in active markets for identical assets. Equity securities whose fair value is not readily determinable are carried at cost unless the Company is aware of significant adverse effects which have impaired the investments. Investments that are recorded at cost are evaluated quarterly for events that may adversely impact their fair value.

The aggregate amount of equity securities carried at cost, for which the Company has not elected the fair value option, was $2.1 million as of March 31, 2010.  The remaining $16.9 million in equity security investments are stated at fair market value. As of December 31, 2009, the aggregate amount of equity securities carried at cost was $2.0 million and the remaining $16.4 million in equity security investments were stated at fair market value. The following table summarizes the bases used to measure certain assets at fair value on a recurring basis in the balance sheet:

		Fair Value at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Input
Assets:	03/31/2010	(Level 1)	(Level 2)	(Level 3)
Available-for-sale equity securities
Cement industry	$7,892,142	$7,892,142	$-	$-
General building materials industry	3,670,076	3,670,076	-	-
Oil and gas refining and marketing industry	4,349,625	4,349,625	-	-
Residential construction industry	981,337	981,337	-	-
Total assets measured at fair value	$16,893,180	$16,893,180	$-	$-

Assets:	12/31/2009
Available-for-sale equity securities
Cement industry	$7,910,270	$7,910,270	$-	$-
General building materials industry	4,091,932	4,091,932	-	-
Oil and gas refining and marketing industry	3,410,106	3,410,106	-	-
Residential construction industry	1,020,500	1,020,500	-	-
Total assets measured at fair value	$16,432,808	$16,432,808	$-	$-

There is not a reconciliation (roll forward) of the beginning and ending balances for Level 3 presented since the Company does not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during any of the periods reported in the table above. The Company has no liabilities in either year requiring remeasurement to fair value on a recurring basis in the balance sheet. The Company has no additional assets or liabilities in either year requiring remeasurement to fair value on a non-recurring basis in the balance sheet.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010:

	Less than 12 Months		12 Months or Greater		Total
3/31/2010		Unrealized		Unrealized		Unrealized
Available-for-sale equity securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Cement industry	$416,289	$5,477	$-	$-	$416,289	$5,477
General building
materials industry	2,234,830	227,114	-	-	2,234,830	227,114
Total	$2,651,119	$232,591	$-	$-	$2,651,119	$232,591

12/31/2009
Available-for-sale equity securities
Cement industry	$14,600	$3,516	$-	$-	$14,600	$3,516
Oil & gas refining
& marketing industry	952,168	114,528			952,168	114,528
Residential construction
industry	381,580	32,198	105,300	12,724	486,880	44,922
Total	$1,348,348	$150,242	$105,300	$12,724	$1,453,648	$162,966

Impairment Analysis

The Company owns stock in two privately-owned companies accounted for by the cost method; one in the brick industry and the other in the ethanol production industry. Due to continued adverse market conditions, these investments were evaluated at December 31, 2009 and at March 31, 2010 for impairment based on average cost and specific identification, respectively.  Since there is not an active market for the brick industry investment, the Company relied on a discounted future net cash flow valuation of the brick company for each period's impairment analysis which did not identify any impairment in either period. As a result of those evaluations, the Company did not consider these investments to be impaired at March 31, 2010 or December 31, 2009. The aggregate cost of the Company's cost-method investments totaled $2.1 million and $2.0 million at March 31, 2010 and December 31, 2009, respectively.

March 31, 2010
Due to continued adverse economic conditions in market segments the Company is invested in, the Company's available-for-sale equity securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each purchase to market price. As a result of these evaluations, the Company did not identify any other-than-temporary impairments in investments which would have resulted in a recognized loss in earnings of equity investments. The Company did identify some specific purchases of available-for-sale equity securities that were not other-than-temporarily impaired resulting in the recognition of unrealized losses (see table above). When the Company evaluated impairment by comparing the specifically identified cost of each purchase to market price as of April 26, 2010, these securities had recovered all of their March 31, 2010 temporary impairments. Based on our evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of the entire cost bases of the securities, the Company does not consider those investments to be impaired at March 31, 2010.

December 31, 2009
Due to continued adverse economic conditions, the Company's investments in available-for-sale equity securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each purchase to market price. As a result of these evaluations, the Company identified $0.5 million in other-than-temporary impairments in an investment in the common stock of a company that produces construction aggregates, construction materials and cement resulting in a recognized loss in earnings of equity investments. The fair value of this impaired investment then became the new cost basis. The Company also identified some specific purchases of available-for-sale equity securities that were not other-than-temporarily impaired resulting in the recognition of unrealized losses (see table above).  These unrealized losses relate to investments in the common stock of two companies, one in the oil and gas refinery and marketing industry and another whose core business is in the housing industry. When the Company evaluated the impairments by comparing the specifically identified cost of each purchase to market price as of February 20, 2010, these securities had recovered substantially all of their December 31, 2009 temporary impairments. The Company evaluated the near-term prospects of all of the issuers in relation to the severity of the impairments (fair value was approximately 8 percent less than cost in the housing industry investment and approximately 11 percent less than cost in the oil and gas refinery and marketing industry as of December 31, 2009) and the duration of the impairments (less than three months in both investments). Based on that evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of the entire cost basis of the securities, the Company did not consider those investments to be impaired at December 31, 2009.

Investment Results - - The investment results for March 31, 2010 and December 31, 2009 are as follows:

	03/31/2010	12/31/2009
Fair value of investments	$18,965,280	$18,419,208
Cost of investments	13,895,280	14,009,208
Net unrealized gains	$5,070,000	$4,410,000

Unrealized gain recorded in equity
Investments carried at fair value	$3,042,000	$2,646,000
Deferred income taxes	2,028,000	1,764,000
	$5,070,000	$4,410,000

Proceeds from sale of equity securities	$165,900	$1,589,076
Realized gains on equity securities	$4,172	$136,853
Realized losses due to other-than-temporary impairment of equity securities	$-	$(524,188)

8.
The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the three months ended March 31, 2010 and 2009:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$167,245	$421,986	$136,392	$131,827
Interest cost	515,829	1,366,437	467,122	448,716
Less: Expected return on plan assets	431,334	1,452,208	-	-
Amortization of prior service cost	27,495	98,822	-	-
Recognized net actuarial loss	217,163	142,775	-	-
Unrecognized net loss	-	-	180,227	195,748
Net periodic expense	$496,398	$577,812	$783,741	$776,291

As previously disclosed in our financial statements for the year ended December 31, 2009, Monarch expects to contribute approximately $2,335,000 to the pension fund in 2010. As of March 31, 2010, we have not made any contributions.

The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets.  As previously disclosed in our financial statements for the year ended December 31, 2009, Monarch expects expenditures of approximately $1,750,000 for this plan in 2010. As of March 31, 2010, we have contributed about $402,000 and anticipate contributing an additional $1,348,000 on this plan in 2010 for a total of $1,750,000.

9.	Other, net contains miscellaneous nonoperating income (expense) items other than interest income, interest expense, gains on equity investments and dividend income.

10.
Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,024,198 in the first quarter of 2010 and 2009. The Company has no common stock equivalents and therefore, does not report diluted earnings per share.

11.
The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2006. The Company believes it is not subject to any significant tax risk.  The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expenses recognized during the three months ended March 31, 2010.

As a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010,  we will no longer be able to claim an income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy beginning in 2013. This resulted in a $685,000 charge to income tax provision during the first quarter of 2010.

12.
Recently Adopted Accounting Standards

In December 2008, the FASB issued an amendment to Accounting Standards Codification (ASC) 715-20, "Compensation – Retirement Benefits – Defined Benefit Plans – General", which requires enhanced disclosures regarding Company benefit plans. Disclosure regarding plan assets should include discussion about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure plan assets and significant concentrations of risk within plan assets. These amendments to ASC 715-20 are effective for fiscal years ending after December 15, 2009, and earlier application is permitted. Prior year periods presented for comparative purposes are not required to comply. For the Company, the amendments to ASC 715-20 were effective beginning December 31, 2009 and their adoption had no material impact on the Company's financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, "Accounting and Reporting for Decreases in Ownership of a Subsidiary--a Scope Clarification", which clarifies who the scope of the decrease in ownership provisions of the Subtopic and related guidance apply to and expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of Subtopic 810-10. The amendments in this Update were effective for the Company beginning January 1, 2010 and their adoption did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements", which amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. Reporting entities must make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The ASU also provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for annual or interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010 and for interim periods within those fiscal years. For the Company, ASU 2010-06 was effective beginning January 1, 2010. The adoption of ASU 2010-06 did not have a material impact on our disclosures or our consolidated financial statements.

In February, 2010, the FASB issued ASU No. 2010-09, "Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements". This ASU provides amendments to Subtopic 855-10 to clarify that SEC filers are required to evaluate subsequent events through the date that the financial statements are issued, but are not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective upon issuance for the Company and its adoption did not have a material impact on the Company's consolidated financial statements.

New Accounting Standards Issued But Not Yet Adopted

There are currently no accounting standards that have been issued that are expected to have a significant impact on the Company’s financial position, results of operations and cash flows upon adoption.

13.	Subsequent events have been evaluated through the date the financial statements were issued. During this period, no material recognizable subsequent events were identified.

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

          Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q report filed with the Securities and Exchange Commission, constitute "forward-looking statements".  Except for historical information, the statements made in this report are forward-looking statements that involve risks and uncertainties.  You can identify these statements by forward-looking words such as "should", "expect", "anticipate", "believe", "intend", "may", "hope", "forecast" or similar words.  In particular, statements with respect to variations in future demand for our products in our market area or the future activity of federal and state highway programs and other major construction projects, the timing, scope, cost and benefits of our proposed and recently completed capital improvements and expansion plans, including the resulting increase in production capacity, our forecasted cement sales, the timing and source of funds for the repayment of our revolving line of credit, our ability to pay dividends at the current level, the timing and/or collectability of retainage, our anticipated expenditures for benefit plans, and our anticipated increase in solid fuels and electricity required to operate our facilities and equipment are all forward-looking statements.  You should be aware that forward-looking statements involve known and unknown risks, uncertainties, and other factors that may affect the actual results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others:

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

          We have described under the caption "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, and in other reports that we file with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.

RESULTS OF OPERATIONS - CRITICAL ACCOUNTING POLICIES

          Reference is made to the Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Policies incorporated herein by reference to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for accounting policies which are considered by management to be critical to an understanding of the Company's financial statements.

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

          The slowdown in residential construction suppressed the demand for our cement and ready-mixed concrete during 2009. The continued slowdown in residential construction and the additional slowdown in commercial construction, impacting the demand for our cement and ready-mixed concrete, are expected to make 2010 an even more financially challenging year. Recent economic forecasts from the Portland Cement Association (PCA) indicate the construction industry is likely to remain weak for another year or more. In addition, sales of cement and ready-mixed concrete have also been adversely impacted by an excessive amount of wet conditions and a longer period of cold weather for the first quarter of 2010 as compared to the same period in 2009. These conditions have delayed construction projects resulting in reduced sales of cement and concrete.

          Based on sales forecasts and inventory levels at the beginning of 2010, the Company elected to reduce cement production in the first quarter and to undertake plant repairs and maintenance, largely using our own production personnel. The Company normally performs repairs and maintenance every winter, but the decision to use employees or outside contractors is determined by anticipated sales demand, by whether we have the internal expertise and by our inventory target levels. The shutdowns in the first quarter of 2010 were longer in duration than the shutdowns in the first quarter of 2009.

          Our Cost of Sales includes certain fixed costs that do not vary with the volume of production as well as costs which generally vary with production levels. We have an extremely limited ability to reduce these fixed costs in the short term. As a result, lower production levels which result from extended shutdowns are expected to have a negative impact on our gross profit margins.  The shutdowns in the first quarter of 2009 and 2010 had an adverse impact on our gross profit margins, but there was a greater negative impact on gross profit margins in the first quarter of 2010 due to the extended duration of that quarter’s shutdowns.

RESULTS OF OPERATIONS - FIRST QUARTER OF 2010 COMPARED TO FIRST QUARTER OF 2009

          Consolidated net sales for the three months ended March 31, 2010, decreased by $7.1 million when compared to the three months ended March 31, 2009.  Sales in our Cement Business were lower by $3.0 million and sales in our Ready-Mixed Concrete Business were lower by $4.1 million. Cement Business sales decreased $3.1 million due to a 31.5% decrease in volume sold and increased $.1 million due to price increases. Ready-mixed concrete sales decreased $1.7 million primarily due to a 19.7% decline in cubic yards sold which was offset $.5 million primarily due to price increases. Additional decreases were due to a decline in construction contract sales of $2.8 million and slight decreases in brick, block and other sundry items sales of $.1 million.

          Consolidated cost of sales for the three months ended March 31, 2010, decreased by $4.2 million when compared to the three months ended March 31, 2009.  Cost of sales in our Cement Business was lower by $1.5 million and cost of sales in our Ready-Mixed Concrete Business was lower by $2.7 million. Cement Business cost of sales decreased $3.1 million primarily due to the 31.5% decrease in volume sold which was largely offset by higher production costs primarily resulting from inefficiencies of lower production levels. Production during the first three months of 2010 declined by 29.7% from the production levels during the first quarter of 2009. Ready-Mixed Concrete Business cost of sales decreased $1.1 million primarily due to the 19.7% decrease in cubic yards of ready-mixed concrete sold which was offset by $.2 million primarily due to increased raw material costs. Additional decreases of $1.8 million in cost of sales for construction contracts was primarily a result of the $2.8 million decline in construction contract sales.

          Our overall gross profit rate for the three months ended March 31, 2010 was (13.5)% versus 1.9% for the three months ended March 31, 2009. As a result of the above sales and cost of sales factors, the gross profit rate for the Cement Business declined from .4% for the three months ended March 31, 2009 to (21.4)% for the three months ended March 31, 2010. The gross profit rate for the Ready-Mixed Concrete Business declined from 2.8% for the three months ended March 31, 2009 to (8.7)% for the three months ended March 31, 2010.

          Selling, general, and administrative expenses decreased by $.2 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume. The 5.7% decline was primarily due to a decline in administrative legal and professional expenses of $.1 million and a $.1 million decline in administrative miscellaneous expenses during the first quarter of 2010 compared to the first quarter of 2009. The administrative miscellaneous expenses during the first quarter of 2009 were related to the Company's 100th year anniversary celebration.

          Other, net increased by $.8 million for the three months ended March 31, 2010 over the three months ended March 31, 2009 primarily due to income from oil properties of $70,000 and a $700,000 gain related to the sale of a non-operating asset during the first three months of 2010. Material items in other, net during the first three months of 2009 included income from oil properties of $8,300 and miscellaneous expenses related to dwelling repairs on Company property of $50,500.

          The effective tax rates for the three months ended March 31, 2010 and 2009 were 15.7% and 28.1%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates. The change in the effective tax rate as compared with the prior year was primarily due to an income tax charge of $685,000 recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010. As a result of this legislation, beginning in 2013, we will no longer be able to claim an income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy.

LIQUIDITY

          The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. March 31, 2010 and December 31, 2009, cash equivalents consisted primarily of money market investments and repurchase agreements with various banks which are not guaranteed by the FDIC. The FDIC's temporary increase to $250,000 in the standard maximum deposit insurance amount (SMDIA) has been extended through December 31, 2013 to fully guarantee all deposit accounts. Financial institutions participating in the FDIC's Transaction Account Guarantee Program fully guarantee noninterest-bearing transaction accounts for the entire amount in the account through December 31, 2010.

          We are able to meet our cash needs primarily from a combination of operations and bank loans.

          Net cash used for operating activities totaled $3.4 million and $2.9 million for the three months ended March 31, 2010 and March 31, 2009, respectively. The $.5 million increase in the cash used for operating activities for the first three months of 2010 compared to the first three months of 2009 is primarily due to changes in net losses, receivables, inventories, refundable income taxes, accrued postretirement benefits and gains on the disposal of other assets. Net losses increased $2.0 million from 2009 to 2010 primarily due to the decline in overall sales volume combined with the decline in gross profit margins. The net loss for the first three months of 2010 was $.7 million lower due to the gain on the disposal of other assets. Receivables increased more in the first three months of 2010 than 2009 due primarily to a greater increase in March sales in 2010 over December sales in 2009 compared to the increase in March sales in 2009 over December sales in 2008. The net result of production levels and sales volumes in the first quarter of 2010 and 2009 resulted in inventories increasing $2.4 million more in the first three months of 2009 than the first three months of 2010. Refundable income taxes increased $.6 million during the first three months of 2010 over the first three months of 2009 due to the increased net loss incurred during the first quarter of 2010. Accrued postretirement benefits liability increased $.8 million in the first three months of 2010 over the first three months of 2009.

          Net cash used for investing activities totaled $1.3 million in the first three months of 2010 while $4.2 million was used in the first three months of 2009. The $2.9 million decrease in net cash used for investing activities for the first three months of 2010 compared to the first three months of 2009 is principally due to using $2.4 million more in cash for the purchase of equity security investments in the first three months of 2009 than in the corresponding period of 2010 and disposing of equity security investments in 2009 which provided $.6 million while only $.2 million were disposed of in 2010. The disposal of other assets also provided $.7 million in cash during the first three months of 2010 while there were no proceeds in the first three months of 2009.

          Net cash provided by financing activities totaled $4.0 million and $5.9 million for the three months ending March 31, 2010 and March 31, 2009, respectively. The $1.9 million decrease in cash provided in 2010 over 2009 was primarily the result of the $1.9 million decrease in the line of credit used in the first quarter of 2010 compared to the same period in 2009.

   In December 2009, Monarch entered into an amendment to the loan agreement with its current lender, Bank of Oklahoma, N.A., to, among other things, renew and modify the terms of Monarch's term loan and revolving line of credit. Monarch's current unsecured credit commitment consists of a $17.8 million term loan maturing December 31, 2014 and a $15.0 million line of credit maturing December 31, 2010. Under the amended loan agreement, interest on the line of credit varies with the lender's national prime rate less 0.50% with a 3.50% interest rate minimum or floor. Interest rates on the Company's term loan were not changed by the amendment. The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the first quarter of 2010.

          For 2009 and 2010, interest on the Company's term loan is variable and is based on the lender's national prime rate less 0.75% with a 3.00% interest rate minimum or floor. Prior to the renewal, interest on the line of credit varied with the lender's national prime rate less 1.25% with a 2.5% interest rate minimum or floor for 2009. As of March 31, 2010, we had borrowed $13.9 million on the term loan and $7.1 million on the line of credit leaving a balance available on the line of credit of $7.9 million. The annual weighted average interest rate we paid on the term loan during the first quarter of 2010 and 2009 was 3.25%. The annual weighted average interest rate we paid on the line of credit during the first quarter of 2010 and 2009 was 3.50% and 2.75%, respectively.  As of March 31, 2010, the applicable interest rate was 3.25% on the term loan and 3.50% on the line of credit. The term loan was used to help finance the expansion project at our cement manufacturing facility. The line of credit was used during the year to fund temporary operating expenses. Our Board of Directors has given management the authority to borrow a maximum of $50 million. We have not discussed additional financing with any banks or other financial institutions; therefore, no assurances can be given that we will be able to obtain this additional borrowing on favorable terms, if at all.

          The Company has projects in the planning and design phases in addition to projects already in progress. For discussion of these projects, see second paragraph under "Capital Resources" below. We anticipate capital expenditures for 2010 to be lower than 2009 levels and we do not anticipate the need for additional bank financing other than that available under the existing line of credit.

          For several years the Company has paid a dividend in January, March, June and September. At the December 2009 Board of Directors' meeting, the Board declared two dividends, payable in January and March, each at $.23 per share. Under the terms and conditions of our loan agreement, the Company's ability to pay dividends is subject to its satisfaction of a requirement to maintain a tangible net worth of $90 million and an adjusted tangible net worth, which is tangible net worth before other comprehensive income, of $95 million. The Company was in compliance with these requirements at the end of the first quarter of 2010. The minimum net worth requirements could impact the Company's ability to pay dividends in the future. Although dividends are declared at the Board's discretion and could be impacted by the minimum net worth requirements of the Company's loan agreement, we project future earnings will support the continued payment of dividends at the current level.

   The Company has been required to make a pension contribution each of the past three years.  In 2009 and 2008, the Company contributed approximately $2.1 million and $1.4 million, respectively, to the pension fund.  No estimates of required pension payments have been asked for or made beyond 2010. The decline in the bond and stock markets in 2008 significantly reduced the value of our pension funds at December 31, 2008. By December 31, 2009, actual returns on plan assets had increased the value of our pension funds enough to recover approximately half of the prior year reductions. Based on the pension laws currently in effect, any resulting increases in minimum funding requirements could cause a negative impact to our liquidity. See Note 8 for disclosures about 2010 pension contributions.

FINANCIAL CONDITION

          Total assets as of March 31, 2010 were $178.7 million, an increase of $1.7 million since December 31, 2009. Sales were higher in the month of March 2010 compared to the month of December 2009 which led to a $.9 million increase in receivables. This increase is common during the first three months of the year due to the seasonality of our business (see "Seasonality" below). From year-to-year the weather conditions in these two months can vary significantly which impacts sales and resulting receivables at month-end.

          Our quarterly estimated tax payments are based on annualized income and in 2009 we overpaid taxes and are due a refund. During 2010, we have experienced net losses during the first quarter which has resulted in an increase in refundable income taxes of $1.5 million over the prior year.

          Cash dividends liability, which is included in accrued liabilities, decreased by $1.9 million from December 31, 2009 to March 31, 2010 due to the timing of when dividends are declared and paid.

          Indebtedness increased $5.9 million during the first three months of 2010 primarily due to increased utilization of our line of credit to fund the increases in receivables, inventories, approximately $2.2 million for cash expenditures for property, plant and equipment, and to fund temporary operting expenses.

CAPITAL RESOURCES

          The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Capital expenditures included routine equipment purchases during the first three months of 2010, equally in the Cement Business and in the Ready-Mixed Concrete Business. During the first three months of 2010, cash expenditures for property, plant and equipment totaled approximately $2.2 million, excluding the amounts that are included in accounts payable.

          Projects in the planning and design phases include an overland conveyor system to improve efficiencies in moving raw materials. The conveyor system and related projects are expected to cost approximately $15.0 million to $25.0 million depending on the exact components of the project undertaken and the volatility of certain material costs, particularly steel. Management has the discretion to postpone components of the project and the discretion to undertake part or the entire project. The overland conveyor system and related projects are estimated to take twenty-four to thirty-six months to complete after the first purchase order is issued. A date has not been set for issuance of the purchase order. The Company also plans to invest in other miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business in 2010. These expenditures are expected to reach approximately $6.0 million during 2010 and will be funded with a mixture of cash from operations and temporary bank loans. We do not anticipate the need for additional bank financing beyond the amount available through our existing revolving line of credit.

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

INFLATION

          Inflation directly affects the Company's operating costs.  The manufacture of cement requires the use of a significant amount of energy.  The Company burns primarily solid fuels, such as coal and petroleum coke, and to a lesser extent natural gas, in its kilns.  Increases above the rate of inflation in the cost of these solid fuels, natural gas, or in the electricity required to operate our cement manufacturing equipment could adversely affect our operating profits. Prices of the specialized replacement parts and equipment the Company must continually purchase tend to increase directly with the rate of inflation with the exception of equipment and replacement parts containing large amounts of steel. In recent years, steel prices have tended not to follow inflationary trends, but rather have been influenced by worldwide demand. Prices for diesel fuel used in the transportation of our raw materials and finished products also vary based on supply and demand and in some years exceed the rate of inflation adversely affecting our operating profits.

ENVIRONMENTAL REGULATIONS

   The Company's cement plant emissions are regulated by the Kansas Department of Health and Environment (KDHE) and the Environmental Protection Agency (EPA).  KDHE is responsible for the administration and enforcement of Kansas environmental regulations, which typically mirror national regulations.

   The most recent rulings promulgated by the EPA require us to install carbon dioxide (CO2) Continuous Emission Monitors (CEMs) to track various aspects of the production process to effectively establish a Greenhouse Gas (GHG) inventory for our cement manufacturing facility.  The installation of these monitors is not expected to have a material economic impact on the Company.

   The EPA Administrator has also made two important findings clearing the way for EPA to regulate greenhouse gases under the Clean Air Act.  The "Endangerment Finding" clarifies EPA's belief that current and projected concentrations of six key greenhouse gases in the atmosphere pose a threat to human health and welfare.  Further, the "Cause or Contribute Finding," associates the emissions of the six named GHGs with the threat to public health and welfare.  At this time it is difficult to determine if the EPA will act on the "Endangerment Finding", what that action may involve and when it might be put into place.

   The American Clean Energy & Security Act (ACES) passed the U.S. House of Representatives, but the Senate has yet to act on climate legislation.  In general this legislation encourages the limitation and/or reduction of CO2 using a method of cap and trade. The economic impact of the pending legislation is impossible to estimate with much degree of confidence due to the uncertainty of how the final legislation would be imposed.  At this time there are many variables making it difficult to predict the overall cost of carbon legislation.  It is equally difficult to determine when those costs will be realized, or even the feasibility of the legislation being passed.  There is consensus in the industry that the costs of CO2 limits required through regulation or legislation could be substantial enough to fundamentally change the cement manufacturing business.

   Additional emission restrictions are also possible from the EPA's proposed modifications to the National Emission Standard for Hazardous Air Pollutants (NESHAP) regulation.  These modifications are expected to be finalized in June 2010.  The proposed regulations call for more stringent emission limitations on Mercury, Total Hydrocarbons (THC), Hydrochloric Acid (HCL), and Particulate Matter less than 10 microns in diameter (PM10).  It is our current belief that our emission levels are below the proposed limitations for Mercury and PM10 so additional control equipment would not be required for these pollutants; however, we would expect to incur increased costs for control equipment for THC & HCL.  There would also be additional costs for monitoring, testing, and increased maintenance labor. Initial costs to comply are estimated to be about $350,000 but there can be no assurance that compliance costs would not exceed this amount.

   Climate change regulation could result in (1) increased energy costs, (2) a shift toward carbon neutral fuels or carbon neutral offset strategies, and (3) increased labor costs to acquire the specialized technical expertise needed to comply with the environmental regulations.  Demand for our products could decrease due to increased pollution control costs.  Conversely, demand could increase as others try to meet their government environmental mandates by using concrete products known for their sustainability benefits and energy efficiency.

   In management's opinion, the physical impact of a warmer climate in our market area will increase the number of days with weather conducive for work to proceed on construction projects which in turn will create the potential for greater profitability.  Conversely, legislation and regulatory attempts to interfere with natural warming and cooling cycles will, if successful, have an adverse affect on profitability.  In addition, differences in environmental regulations in the United States from those of other cement producing countries could affect our ability to continue to compete with the cost of cement imported from other countries.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

          The Company invests in equity investments which are subject to market fluctuations.  The Company had $19.0 million of equity securities, primarily of publicly traded entities, as of March 31, 2010.  The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $2.1 million as of March 31, 2010.  The remaining $16.9 million in equity investments, which are stated at fair market value, are not hedged and are exposed to the risk of changing market prices.  The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period unless they are securities for which the Company has not elected the fair value option.  Securities carried at cost are adjusted for impairment, if conditions warrant.  Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations.  An immediate 10% change in the market price of our equity securities would have a $1.0 million effect on comprehensive income.  At March 31, 2010, the Company evaluated all of its equity investments for impairment. The results of those evaluations are discussed in Note 7 of Notes to the Condensed Consolidated Financial Statements.

          The Company also has $21.0 million of bank loans as of March 31, 2010.  Interest rates on the Company's term loan and line of credit are variable, subject to interest rate minimums or floors, and are based on the lender's National Prime rate less .75% and lender's National Prime rate less 0.50%, respectively.

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

          There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION

Item 1.       Legal Proceedings

          By letter dated April 27, 2009, the Company was notified by the Kansas Department of Health and Environment (KDHE) of allegations by KDHE that the Company has performed multiple modifications and alterations at the Company's facility for which the Company did not apply for or obtain the KDHE construction permits required by the Kansas Air Quality Act and related regulations.  KDHE also alleged that the Company did not apply for or obtain from KDHE the necessary permits for modifications or alterations to a facility that are significant for Prevention of Significant Deterioration (PSD).  Based on these allegations, KDHE proposes to assess a civil penalty of $351,000, and to require the Company to submit a new, complete PSD permit application, including therein a proposal by the Company for installation of air emission controls to achieve Best Available Control Technology (BACT) as provided in applicable regulations.  The Company does not agree with certain of KDHE's factual and legal allegations, and is attempting to resolve these issues through negotiation and mutual agreement between the Company and KDHE. The Company reserves all legal rights in the event such a resolution cannot be reached. As of March 31, 2010, it is reasonably possible that losses may result, but such losses are not estimable.

Item 6.       Exhibits

31.1  Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2  Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1  18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated May 11, 2010.

32.2  18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated May 11, 2010.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company
(Registrant)

Date May 11, 2010	/s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr.
President and
Chairman of the Board
(principal executive officer)

Date May 11, 2010	/s/ Debra P. Roe
Debra P. Roe, CPA
Chief Financial Officer and
Assistant Secretary-Treasurer
(principal financial officer and
principal accounting officer)

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
                                            and Chairman of the Board dated May 11, 2010.

32.2                           18 U.S.C. Section 1350 Certificate of the
                                            Chief Financial Officer dated May 11, 2010.