Form 10-Q
period 2010-06-30
MONARCH CEMENT CO
filed 2010-08-09
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2010, or

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
YES           NO   X

As of July 27, 2010, there were 2,539,454 shares of Capital Stock, par value $2.50 per share outstanding and 1,484,744 shares of Class B Capital Stock, par value $2.50 per share outstanding.

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

Item 1.       Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009

ASSETS	2010	2 0 0 9
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$1,463,503	$2,149,397
Receivables, less allowances of $980,000 in 2010 and
$911,000 in 2009 for doubtful accounts	16,335,036	12,558,856
Inventories, priced at cost which is not in excess of market-
Finished cement	$7,149,868	$5,345,468
Work in process	2,724,055	2,050,200
Building products	5,097,062	5,225,431
Fuel, gypsum, paper sacks and other	7,077,456	7,625,573
Operating and maintenance supplies	11,304,007	11,538,788
Total inventories	$33,352,448	$31,785,460
Refundable federal and state income taxes	1,073,412	310,795
Deferred income taxes	775,000	775,000
Prepaid expenses	887,102	324,844
Total current assets	$53,886,501	$47,904,352
PROPERTY, PLANT AND EQUIPMENT, at cost, less
accumulated depreciation and depletion of $168,181,938
in 2010 and $162,880,507 in 2009	88,450,795	90,817,394
DEFERRED INCOME TAXES	19,365,778	19,093,778
INVESTMENTS	17,296,427	18,419,208
OTHER ASSETS	516,744	762,945
	$179,516,245	$176,997,677

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,095,879	$5,083,300
Line of credit payable	8,354,868	511,944
Current portion of advancing term loan	2,777,322	2,732,490
Accrued liabilities	7,667,764	10,900,596
Total current liabilities	$24,895,833	$19,228,330
LONG-TERM DEBT	10,636,868	12,096,835
ACCRUED POSTRETIREMENT BENEFITS	31,075,587	30,206,610
ACCRUED PENSION EXPENSE	12,790,018	12,250,038
STOCKHOLDERS' EQUITY:
Capital stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued 2,538,329 shares
at 06/30/2010 and 2,532,463 shares at 12/31/2009	$6,345,823	$6,331,158
Class B capital stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-
share basis - Authorized 10,000,000 shares, Issued 1,485,869
shares at 06/30/2010 and 1,491,735 shares at 12/31/2009	3,714,672	3,729,337
Retained earnings	102,878,787	105,989,712
Accumulated other comprehensive loss	(12,821,343)	(12,834,343)
Total stockholders' equity	$100,117,939	$103,215,864
	$179,516,245	$176,997,677

See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS
For the Three Months and the Six Months Ended June 30, 2010 and 2009 (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
NET SALES	$34,073,747	$36,164,068	$52,268,473	$61,494,804
COST OF SALES	26,562,233	27,933,443	47,221,231	52,792,267
Gross profit from operations	$7,511,514	$8,230,625	$5,047,242	$8,702,537
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,861,768	4,032,897	7,749,286	8,154,530
Income (Loss) from operations	$3,649,746	$4,197,728	$(2,702,044)	$548,007
OTHER INCOME (EXPENSE):
Interest income	$50,779	$53,414	$101,665	$87,637
Interest expense	(158,757)	(182,771)	(280,880)	(330,465)
Gain (Loss) on equity investments	7,667	(7,970)	11,839	69,565
Dividend income	47,402	55,880	121,516	90,759
Other, net	(109,871)	28,781	662,544	(24,932)
	$(162,780)	$(52,666)	$616,684	$(107,436)

Income (Loss) before taxes	$3,486,966	$4,145,062	$(2,085,360)	$440,571
PROVISION FOR INCOME TAXES	975,000	1,165,000	100,000	125,000
NET INCOME (LOSS)	$2,511,966	$2,980,062	$(2,185,360)	$315,571

Less: Net Loss attributable to Noncontrolling interests	-	(34,435)	-	(48,799)
NET INCOME (LOSS) ATTRIB. TO COMPANY	$2,511,966	$3,014,497	$(2,185,360)	$364,370

RETAINED EARNINGS, beg. of period	101,292,386	102,308,429	105,989,712	104,958,556
Less cash dividends	925,565	925,566	925,565	925,566
RETAINED EARNINGS, end of period	$102,878,787	$104,397,360	$102,878,787	$104,397,360
Basic earnings (losses) per share	$0.62	$0.75	$(0.54)	$0.09
Cash dividends per share	$0.23	$0.23	$0.23	$0.23

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months and the Six Months Ended June 30, 2010 and 2009 (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
NET INCOME (LOSS)	$2,511,966	$2,980,062	$(2,185,360)	$315,571
UNREALIZED APPRECIATION (DEPRECIATION)
ON AVAILABLE FOR SALE SECURITIES
(Net of deferred tax expense (benefit) of $(708,000),
$648,000, $(444,000) and $252,000, respectively)	(1,064,333)	974,030	(664,161)	377,565

LESS: RECLASSIFICATION ADJUSTMENT FOR
REALIZED GAINS (LOSSES) INCLUDED IN
NET INCOME (net of deferred tax expense (benefit)
of $4,000, $(4,000), $4,000 and $28,000, respectively)	3,667	(3,970)	7,839	41,565

POSTRETIREMENT LIABILITY (net of deferred tax
(benefit) expense of $-0-, $-0-, $-0- and $-0-,
respectively)	-	-	685,000	-

COMPREHENSIVE INCOME (LOSS)	$1,443,966	$3,958,062	$(2,172,360)	$651,571
See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009 (Unaudited)

	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$(2,185,360)	$315,571
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation, depletion and amortization	5,866,584	6,004,666
Deferred income taxes	176,000	(26,000)
Gain on disposal of assets	(29,688)	(65,874)
Realized gain on sale of equity investments	(11,839)	(69,565)
Gain on disposal of other assets	(700,000)	-
Postretirement benefits and pension expense	2,093,957	1,421,891
Change in assets and liabilities:
Receivables, net	(3,776,181)	(2,714,139)
Inventories	(1,566,989)	(4,288,748)
Refundable income taxes	(762,617)	27,102
Prepaid expenses	(562,258)	(529,364)
Other assets	942	10,723
Accounts payable and accrued liabilities	364,459	(234,265)
Net cash used for operating activities	$(1,092,990)	$(148,002)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$(4,010,752)	$(4,420,023)
Proceeds from disposals of property, plant and equipment	52,135	114,570
Proceeds from disposals of other assets	700,000	-
Payment for purchases of equity investments	(190,867)	(3,128,284)
Proceeds from disposals of equity investments	205,487	933,870
Decrease in short-term investments, net	-	2,100,000
Net cash used for investing activities	$(3,243,997)	$(4,399,867)

FINANCING ACTIVITIES:
Increase in line of credit, net	$7,842,924	$9,187,241
Payments on bank loans	(1,356,252)	(1,313,542)
Payments on other long-term debt	(58,883)	(169,400)
Cash dividends paid	(2,776,696)	(2,776,697)
Purchases of noncontrolling interests	-	(427,949)
Net cash provided by financing activities	$3,651,093	$4,499,653

Net decrease in cash and cash equivalents	$(685,894)	$(48,216)
CASH AND CASH EQUIVALENTS, beginning of year	2,149,397	3,111,509
CASH AND CASH EQUIVALENTS, end of period	$1,463,503	$3,063,293

Interest paid, net of amount capitalized	$285,475	$339,399
Income taxes paid, net of refunds	$1,617	$(40,488)
Capital equipment additions included in accounts payable	$14,898	$272,322

See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009 (Unaudited), and December 31, 2009

1.	For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10-K.

2.	Certain reclassifications have been made to the 2009 financial statements to conform to the current year presentation. These reclassifications had no effect on net earnings.

3.
Our Ready-Mixed Concrete Business includes precast concrete construction which involve long-term and short-term contracts. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts for specific projects are generally of three to six months in duration. The majority of the long-term contracts will allow only scheduled billings and contain retainage provisions under which 5% to 10% of the contract invoicing may be withheld by the customer pending project completion. As of June 30, 2010, the amount of billed retainage which is included in accounts receivable was approximately $270,000, all of which is expected to be collected within one year. The amount of billed retainage which was included in accounts receivable at December 31, 2009 was approximately $360,000.

We recognize revenues under the percentage of completion method of accounting using cost-to-cost measures. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs.  The amount of unbilled revenue in accounts receivable was approximately $595,000 and $780,000 at June 30, 2010 and December 31, 2009, respectively. Unbilled revenue contained approximately $35,000 and $525,000 of not-currently-billable retainage at June 30, 2010 and December 31, 2009, respectively, which is expected to be collected within one year.

4.
As of June 30, 2010, the amount of accounts payable related to property, plant and equipment was $14,898 compared to the amount as of December 31, 2009 which was $748,479.

Depreciation, depletion and amortization related to manufacturing operations are recorded in Cost of Sales, those related to general operations are recorded in Selling, General and Administrative Expenses, and those related to non-operational activities are in Other, net on the Condensed Consolidated Statements of Income (Loss) and Retained Earnings.

5.
We did not incur a temporary LIFO liquidation gain for the six months ended June 30, 2010. During the three months ended June 30, 2010, we restored the $.2 million LIFO liquidation incurred in the first three months of 2010 as a result of reductions in finished cement and work in process inventory. We incurred a temporary LIFO liquidation gain for the six months ended June 30, 2009 of $.1 million after restoring $.2 million during the three months ended June 30, 2009 of the $.3 million LIFO liquidation incurred in the first three months of 2009 as a result of reductions in finished cement and work in process inventory. The temporary LIFO liquidation gain was deferred as a component of accrued liabilities.

6.
Our Company groups its operations into two lines of business - Cement Business and Ready-Mixed Concrete Business. The "Cement  Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products, precast concrete construction, and sundry building materials business. Corporate assets for 2010 and 2009 include cash and cash equivalents, refundable income taxes, deferred income taxes, investments and other assets. Following is information for each line for the periods indicated:

		Ready- Mixed	Adjustments
	Cement Business	Concrete Business	and Eliminations	Consolidated
For the Three Months Ended 6/30/10
Sales to unaffiliated customers	$13,885,233	$20,188,514	$-	$34,073,747
Intersegment sales	4,320,524	-	(4,320,524)	-
Total net sales	$18,205,757	$20,188,514	$(4,320,524)	$34,073,747
Income (Loss) from operations	$4,275,487	$(625,741)		$3,649,746
Other income (expense), net				(162,780)
Income before income taxes				$3,486,966
Capital Expenditures	$689,977	$1,081,230		$1,771,207

		Ready- Mixed	Adjustments
	Cement Business	Concrete Business	and Eliminations	Consolidated
For the Three Months Ended 6/30/09
Sales to unaffiliated customers	$15,538,024	$20,626,044	$-	$36,164,068
Intersegment sales	3,141,827	-	(3,141,827)	-
Total net sales	$18,679,851	$20,626,044	$(3,141,827)	$36,164,068
Income from operations	$3,624,000	$573,728		$4,197,728
Other income (expense), net				(52,666)
Income before income taxes				$4,145,062
Capital Expenditures	$799,007	$663,714		$1,462,721

For the Six Months Ended 6/30/10
Sales to unaffiliated customers	$20,831,116	$31,437,357	$-	$52,268,473
Intersegment sales	6,672,183	-	(6,672,183)	-
Total net sales	$27,503,299	$31,437,357	$(6,672,183)	$52,268,473
Income (Loss) from operations	$1,015,077	$(3,717,121)		$(2,702,044)
Other income, net				616,684
Loss before income taxes				$(2,085,360)
Capital Expenditures	$1,155,295	$2,121,877		$3,277,172

For the Six Months Ended 6/30/09
Sales to unaffiliated customers	$25,480,566	$36,014,238	$-	$61,494,804
Intersegment sales	5,544,944	-	(5,544,944)	-
Total net sales	$31,025,510	$36,014,238	$(5,544,944)	$61,494,804
Income (loss) from operations	$1,529,043	$(981,036)		$548,007
Other income (expense), net				(107,436)
Income before income taxes				$440,571
Capital Expenditures	$2,886,059	$1,584,373		$4,470,432

Balance as of 6/30/10
Identifiable Assets	$96,126,607	$42,898,774	$139,025,381
Corporate Assets			40,490,864
			$179,516,245
Balance as of 6/30/09
Identifiable Assets	$100,186,464	$41,330,401	$141,516,865
Corporate Assets			39,637,044
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

Cash and cash equivalents, receivables, accounts payable and long-term debt have carrying values that approximate fair values. Equity securities for which the Company has no immediate plan to sell but that may be sold in the future are classified as available for sale.  If the fair value of the equity security is readily determinable, it is carried at fair value and unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Realized gains and losses, based on the specifically identified cost of the security, are included in net income. The Company's valuation techniques used to measure the fair value of its marketable equity securities were derived from quoted prices in active markets for identical assets. Equity securities whose fair value is not readily determinable are carried at cost unless the Company is aware of significant adverse effects which have impaired the investments. Investments that are recorded at cost are evaluated quarterly for events that may adversely impact their fair value.

The aggregate amount of equity securities carried at cost, for which the Company has not elected the fair value option, was $2.1 million as of June 30, 2010. The remaining $15.2 million in equity security investments are stated at fair value. As of December 31, 2009, the aggregate amount of equity securities carried at cost was $2.0 million and the remaining $16.4 million in equity security investments were stated at fair value. The following table summarizes the bases used to measure certain assets at fair value on a recurring basis in the consolidated balance sheets:

		Fair Value at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Input
Assets:	6/30/10	(Level 1)	(Level 2)	(Level 3)
Available-for-sale equity securities
Cement industry	$7,265,361	$7,265,361	$-	$-
General building materials industry	3,405,153	3,405,153	-	-
Oil and gas refining and marketing industry	3,738,192	3,738,192	-	-
Residential construction industry	815,621	815,621	-	-
Total assets measured at fair value	$15,224,327	$15,224,327	$-	$-

Assets:	12/31/09
Available-for-sale equity securities
Cement industry	$7,910,270	$7,910,270	$-	$-
General building materials industry	4,091,932	4,091,932	-	-
Oil and gas refining and marketing industry	3,410,106	3,410,106	-	-
Residential construction industry	1,020,500	1,020,500	-	-
Total assets measured at fair value	$16,432,808	$16,432,808	$-	$-

There is not a reconciliation (roll forward) of the beginning and ending balances for Level 3 presented since the Company does not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during any of the periods reported in the table above. The Company has no liabilities in either year requiring remeasurement to fair value on a recurring basis in the consolidated balance sheets. The Company has no additional assets or liabilities in either year requiring remeasurement to fair value on a non-recurring basis in the consolidated balance sheets.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010:

	Less than 12 Months		12 Months or Greater		Total
6/30/10		Unrealized		Unrealized		Unrealized
Available-for-sale equity securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Cement industry	$1,247,843	$110,467	$-	$-	$1,247,843	$110,467
General building
materials industry	2,717,811	409,348	-	-	2,717,811	409,348
Oil & gas refining
& marketing industry	560,240	41,972	-	-	560,240	41,972
Residential construction
industry	468,474	112,419	-	-	468,474	112,419
Total	$4,994,368	$674,206	$-	$-	$4,994,368	$674,206

12/31/09
Available-for-sale equity securities
Cement industry	$14,600	$3,516	$-	$-	$14,600	$3,516
Oil & gas refining
& marketing industry	952,168	114,528	-	-	952,168	114,528
Residential construction
industry	381,580	32,198	105,300	12,724	486,880	44,922
Total	$1,348,348	$150,242	$105,300	$12,724	$1,453,648	$162,966

Impairment Analysis

The Company owns stock in two privately-owned companies accounted for by the cost method; one in the brick industry and the other in the ethanol production industry. These investments were evaluated at June 30, 2010 and at December 31, 2009 for impairment. The evaluation of the ethanol production industry investment for each period's impairment analysis was based on specific identification of shares held and quoted prices in active markets that are not active and no impairment was identified. Since there is not an active market for the brick industry investment, the Company relied on a discounted future net cash flow valuation of the brick company for each period's impairment analysis to determine if the average cost of shares were impaired and no impairment was identified. As a result of those evaluations, the Company did not consider these cost-method investments to be impaired at June 30, 2010 or December 31, 2009. The aggregate cost of the Company's cost-method investments totaled $2.1 million and $2.0 million at June 30, 2010 and December 31, 2009, respectively.

June 30, 2010
The Company's available-for-sale equity securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each purchase to market price. As a result of these evaluations, the Company did not identify any other-than-temporary impairments in investments which would have resulted in a recognized loss in earnings of equity investments. The Company did identify some specific purchases of available-for-sale equity securities that were temporarily impaired resulting in the recognition of unrealized losses (see table above). When the Company evaluated impairment by comparing the specifically identified cost of each purchase to market price as of July 14, 2010, these securities had recovered approximately 14.1% of their June 30, 2010 temporary impairments. The Company evaluated the near-term prospects of all of the issuers in relation to the severity of the impairments. The largest impairments were in the residential construction industry investment (fair value was approximately 19.4% less than cost) and in the general building materials industry (fair value was approximately 13.1% less than cost) as of June 30, 2010. The residential construction industry investment is continuously impaired for a single quarter and the general building materials industry investment is continuously impaired for two quarters. Based on our evaluation, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

December 31, 2009
Due to continued adverse economic conditions, the Company's investments in available-for-sale equity securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each purchase to market price. As a result of these evaluations, the Company identified $0.5 million in other-than-temporary impairments in an investment in the common stock of a company that produces construction aggregates, construction materials and cement resulting in a recognized loss in earnings of equity investments. The fair value of this impaired investment then became the new cost basis. The Company also identified some specific purchases of available-for-sale equity securities that were temporarily impaired resulting in the recognition of unrealized losses (see table above).  These unrealized losses relate to investments in the common stock of two companies, one in the oil and gas refinery and marketing industry and another whose core business is in the housing industry. When the Company evaluated the impairments by comparing the specifically identified cost of each purchase to market price as of February 20, 2010, these securities had recovered substantially all of their December 31, 2009 temporary impairments. The Company evaluated the near-term prospects of all of the issuers in relation to the severity of the impairments (fair value was approximately 8 percent less than cost in the housing industry investment and approximately 11 percent less than cost in the oil and gas refinery and marketing industry as of December 31, 2009) and the duration of the impairments (less than three months in both investments). Based on that evaluation, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Investment Results - - The investment results for June 30, 2010 and December 31, 2009 are as follows:

	6/30/10	12/31/09
Fair value of investments	$17,296,427	$18,419,208
Cost of investments	14,006,427	14,009,208
Unrealized gain	$3,290,000	$4,410,000

Unrealized gain recorded in equity:
Investments carried at fair value	$1,974,000	$2,646,000
Deferred income taxes	1,316,000	1,764,000
	$3,290,000	$4,410,000

Proceeds from sale of equity securities	$205,487	$1,589,076
Realized gain on equity securities	$11,839	$136,853
Realized losses due to other-than-temporary impairment of equity securities	$-	$(524,188)

8.
The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the six months ended June 30, 2010 and 2009:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$334,490	$843,973	$272,785	$267,327
Interest cost	1,031,658	2,732,873	934,243	909,933
Less: Expected return on plan assets	862,668	2,904,416	-	-
Amortization of prior service cost	54,989	197,644	-	-
Recognized net actuarial loss	434,327	285,550	-	-
Unrecognized net loss	-	-	360,454	396,950
Net periodic expense	$992,796	$1,155,624	$1,567,482	$1,574,210

        The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the three months ended June 30, 2010 and 2009:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$167,245	$421,986	$136,392	$135,500
Interest cost	515,829	1,366,437	467,122	461,217
Less: Expected return on plan assets	431,334	1,452,208	-	-
Amortization of prior service cost	27,495	98,822	-	-
Recognized net actuarial loss	217,163	142,775	-	-
Unrecognized net loss	-	-	180,227	201,202
Net periodic expense	$496,398	$577,812	$783,741	$797,919

As previously disclosed in our financial statements for the year ended December 31, 2009, Monarch expects to contribute approximately $2,335,000 to the pension fund in 2010. As of June 30, 2010, we have contributed approximately $453,000 and anticipate contributing an additional $1,882,000 to this plan in 2010 for a total of $2,335,000.

The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets.  As previously disclosed in our financial statements for the year ended December 31, 2009, Monarch expects expenditures of approximately $1,750,000 for this plan in 2010. As of June 30, 2010, we have contributed about $700,000 and anticipate contributing an additional $1,050,000 on this plan in 2010 for a total of $1,750,000.

9.
Other, net contains miscellaneous nonoperating income (expense) items other than interest income, interest expense, gains on equity investments and dividend income. Material items in Other, net during the first six months of 2010 included a $700,000 gain related to the sale of a non-operating asset. There were no material items in Other, net during the three months ending June 30, 2010. In 2009 there were no material items in Other, net for the first six months of the year or the three month ending June 30.

10.
Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,024,198 in the second quarter and first six months of 2010 and 2009. The Company has no common stock equivalents and therefore, does not report diluted earnings per share.

11.
The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2006. The Company believes it is not subject to any significant tax risk.  The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expenses recognized during the six months ended June 30, 2010.

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

          The slowdown in residential construction suppressed the demand for our cement and ready-mixed concrete during 2009. The continued slowdown in residential construction and the additional slowdown in commercial construction, impacting the demand for our cement and ready-mixed concrete, are expected to make 2010 an even more financially challenging year. Recent economic forecasts from the Portland Cement Association (PCA) indicate the construction industry is likely to remain weak for another year or more. In addition, sales of cement and ready-mixed concrete have been adversely impacted by a longer period of cold weather for the first quarter of 2010 and an excessive amount of wet conditions for the first half of 2010 as compared to the same periods in 2009. These conditions have delayed construction projects resulting in reduced sales of cement and concrete.

          Based on sales forecasts and inventory levels at the beginning of 2009 and again at the beginning of 2010, the Company elected to reduce cement production in the first quarter both years and to undertake plant repairs and maintenance, largely using our own production personnel. The Company normally performs repairs and maintenance every winter, but the decision to use employees or outside contractors is determined by anticipated sales demand, by whether we have the internal expertise and by our inventory target levels. During the remainder of the year, the Company evaluates inventory levels and sales forecasts to determine if reductions in cement production are warranted and can be scheduled around maintenance needs. Our Cost of Sales includes certain fixed costs that do not vary with the volume of production as well as costs which generally vary with production levels. We have an extremely limited ability to reduce these fixed costs in the short term. As a result, lower production levels which result from extended shutdowns are expected to have a negative impact on our gross profit margins. The shutdowns in 2009 and 2010 had an adverse impact on our gross profit margins.

RESULTS OF OPERATIONS - SECOND QUARTER OF 2010 COMPARED TO SECOND QUARTER OF 2009

          Consolidated net sales for the three months ended June 30, 2010, decreased by $2.0 million when compared to the three months ended June 30, 2009.  Sales in our Cement Business were lower by $1.6 million and sales in our Ready-Mixed Concrete Business were lower by $.4 million. Cement Business sales decreased $1.1 million due to a 7.3% decrease in volume sold and decreased $.5 million due to price decreases. Ready-mixed concrete sales decreased $.4 million due to a decline in construction contract sales of $3.7 million largely offset by a $2.0 million increase in ready-mixed concrete sales due to a 16.6% increase in cubic yards sold. The remaining $1.3 million increase resulted from sales increases in brick, block, aggregates and other sundry items.

          Consolidated cost of sales for the three months ended June 30, 2010, decreased by $1.4 million when compared to the three months ended June 30, 2009. Cost of sales in our Cement Business was lower by $2.2 million and cost of sales in our Ready-Mixed Concrete Business was higher by $.8 million. Cement Business cost of sales decreased $.7 million primarily due to the 7.3% decrease in volume sold with the remaining $1.5 million reduction due to lower contract labor and operating supplies. Ready-Mixed Concrete Business cost of sales increased $1.8 million due to the 16.6% increase in cubic yards of ready-mixed concrete sold. An additional  $1.2 million increase was related to higher sales of brick, block, aggregates and other sundry items. The remaining change is primarily due to a decrease of $2.2 million in cost of sales for construction contracts related to the $3.7 million decline in construction contract sales.

          Our overall gross profit rate for the three months ended June 30, 2010 was 22.0% versus 22.8% for the three months ended June 30, 2009. As a result of the above sales and cost of sales factors, the gross profit rate for the Cement Business improved from 35.4% for the three months ended June 30, 2009 to 43.3% for the three months ended June 30, 2010. The gross profit rate for the Ready-Mixed Concrete Business declined from 13.3% for the three months ended June 30, 2009 to 7.5% for the three months ended June 30, 2010.

          Selling, general, and administrative expenses decreased by $.2 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.

          The effective tax rates for the three months ended June 30, 2010 and 2009 were 28.0% and 28.1%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates.

RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 2010 COMPARED TO THE FIRST SIX MONTHS OF 2009

          Consolidated net sales for the six months ended June 30, 2010, decreased by $9.2 million when compared to the six months ended June 30, 2009.  Sales in our Cement Business were lower by $4.6 million and sales in our Ready-Mixed Concrete Business were lower by $4.6 million. Cement Business sales decreased $4.3 million due to a 16.9% decrease in volume sold and decreased $.3 million due to price decreases. Ready-mixed concrete sales increased $.2 million due to a .9% increase in cubic yards sold and $.7 million due to price increases in addition to increases in brick, block, aggregates and other sundry items sales of $1.1 million. This increase was offset by a decrease due to a decline in construction contract sales of $6.6 million.

          Consolidated cost of sales for the six months ended June 30, 2010, decreased by $5.5 million when compared to the six months ended June 30, 2009.  Cost of sales in our Cement Business was lower by $3.6 million and cost of sales in our Ready-Mixed Concrete Business was lower by $1.9 million. Cement Business cost of sales decreased primarily due to the 16.9% decrease in volume sold. Ready-Mixed Concrete Business cost of sales decreased $4.1 million primarily a result of the $6.6 million decline in construction contract sales. The cost of sales decrease was offset $2.2 million by ready-mixed concrete increases of $.2 million due to the .9% increase in cubic yards sold and $1.1 million due to direct material increases in addition to a $.9 million increase in the cost of sales for brick, block and other sundry items for resale.

          Our overall gross profit rate for the six months ended June 30, 2010 was 9.7% versus 14.2% for the six months ended June 30, 2009. The gross profit rate for the Cement Business was 21.7% for the six months ended June 30, 2010 and June 30, 2009. The gross profit rate for the Ready-Mixed Concrete Business declined from 8.8% for the six months ended June 30, 2009 to 1.7% for the six months ended June 30, 2010.

          Selling, general, and administrative expenses decreased by $.4 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume. The 5.0% decline was primarily due to a decline in administrative legal and professional expenses of $.2 million and a $.1 million decline in insurance expenses related to general liability and umbrella policies during the first six months of 2010 compared to the first six months of 2009.

          Other, net increased by $.7 million for the six months ended June 30, 2010 over the six months ended June 30, 2009 primarily due to a $700,000 gain related to the sale of a non-operating asset during the first six months of 2010. There were no material items in Other, net during the first six months of 2009.

          The effective tax rates for the six months ended June 30, 2010 and 2009 were (4.8)% and 28.4%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates. The change in the effective tax rate as compared with the prior year was primarily due to an income tax charge of $685,000 recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010. As a result of this legislation, beginning in 2013, we will no longer be able to claim an income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy.

LIQUIDITY

          The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. June 30, 2010 and December 31, 2009, cash equivalents consisted primarily of money market investments and repurchase agreements with various banks which are not guaranteed by the FDIC. The FDIC's temporary increase to $250,000 in the standard maximum deposit insurance amount (SMDIA) through December 31, 2013 has been permanently raised to $250,000 through the Dodd-Frank Wall Street Reform and Consumer Protection Act to fully guarantee all deposit accounts. Financial institutions participating in the FDIC's Transaction Account Guarantee Program fully guarantee noninterest-bearing transaction accounts for the entire amount in the account through December 31, 2010.

          We are able to meet our cash needs primarily from a combination of operations and bank loans.

          Net cash used for operating activities totaled $1.1 million and $.1 million for the six months ended June 30, 2010 and June 30, 2009, respectively. The $1.0 million increase in the cash used for operating activities for the first six months of 2010 compared to the first six months of 2009 is primarily due to changes in net income (losses), receivables, inventories, refundable income taxes, accrued postretirement benefits and gains on the disposal of other assets. Net income decreased $2.5 million from 2009 to 2010 primarily due to the decline in overall sales volume combined with the decline in gross profit margins. The net loss for the first six months of 2010 was $.7 million less due to the gain on the disposal of other assets. Receivables increased more in the first six months of 2010 than 2009 due primarily to a greater increase in June sales in 2010 over December sales in 2009 compared to the increase in June sales in 2009 over December sales in 2008. The net result of production levels and sales volumes in the first six months of 2010 and 2009 resulted in inventories increasing $2.7 million more in the first six months of 2009 than the first six months of 2010. Refundable income taxes increased $.7 million during the first six months of 2010 over the first six months of 2009 due to the net loss incurred during the first half of 2010. Accrued postretirement benefits liability increased $.7 million in the first six months of 2010 over the first six months of 2009.

          Net cash used for investing activities totaled $3.2 million in the first six months of 2010 while $4.4 million was used in the first six months of 2009 resulting in a $1.2 million decrease in net cash used for investing activities for the first six months of 2010 compared to the first six months of 2009. $2.9 million more in cash was used for the purchase of equity security investments in the first six months of 2009 than in the corresponding period of 2010. The disposal of short-term investments and disposals of equity investments in 2009 provided $2.1 million and $.9 million in cash, respectively, while equity investments and other assets were disposed of in 2010 to provide $.2 million and $.7 million in cash, respectively.

          Net cash provided by financing activities totaled $3.7 million and $4.5 million for the six months ending June 30, 2010 and June 30, 2009, respectively. The $.8 million decrease in cash provided in 2010 over 2009 was primarily the result of the $1.3 million decrease in the line of credit used in the first six months of 2010 compared to the same period in 2009.

   In December 2009, Monarch entered into an amendment to the loan agreement with its current lender, Bank of Oklahoma, N.A., to, among other things, renew and modify the terms of Monarch's term loan and revolving line of credit. Monarch's current unsecured credit commitment consists of a $17.8 million term loan maturing December 31, 2014 and a $15.0 million line of credit maturing December 31, 2010. Under the amended loan agreement, interest on the line of credit varies with the lender's national prime rate less 0.50% with a 3.50% interest rate minimum or floor. Interest rates on the Company's term loan were not changed by the amendment. The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the first six months of 2010.

          For 2009 and 2010, interest on the Company's term loan is variable and is based on the lender's national prime rate less 0.75% with a 3.00% interest rate minimum or floor. Prior to the renewal, interest on the line of credit varied with the lender's national prime rate less 1.25% with a 2.5% interest rate minimum or floor for 2009. As of June 30, 2010, we had borrowed $13.2 million on the term loan and $8.4 million on the line of credit leaving a balance available on the line of credit of $6.6 million. The annual weighted average interest rate we paid on the term loan during the second quarter and first six months of 2010 and 2009 was 3.25%. The annual weighted average interest rate we paid on the line of credit during the second quarter and first six months of 2010 was 3.50% and during the second quarter and first six months of 2009 was 2.75%. As of June 30, 2010, the applicable interest rate was 3.25% on the term loan and 3.50% on the line of credit. The term loan was used to help finance the expansion project at our cement manufacturing facility. The line of credit was used during the year to fund temporary operating expenses. Our Board of Directors has given management the authority to borrow a maximum of $50 million. We have not discussed additional financing with any banks or other financial institutions; therefore, no assurances can be given that we will be able to obtain this additional borrowing on favorable terms, if at all.

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

          For several years the Company has paid a dividend in January, March, June and September. At the December 2009 Board of Directors' meeting, the Board declared two dividends, payable in January and March, each at $.23 per share. Under the terms and conditions of our loan agreement, the Company's ability to pay dividends is subject to its satisfaction of a requirement to maintain a tangible net worth of $90 million and an adjusted tangible net worth, which is tangible net worth before other comprehensive income, of $95 million. The Company was in compliance with these requirements at the end of the first six months of 2010. The minimum net worth requirements could impact the Company's ability to pay dividends in the future. Although dividends are declared at the Board's discretion and could be impacted by the minimum net worth requirements of the Company's loan agreement, we project future earnings will support the continued payment of dividends at the current level.

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

FINANCIAL CONDITION

          Total assets as of June 30, 2010 were $179.5 million, an increase of $2.5 million since December 31, 2009. Sales were higher in the month of June 2010 compared to the month of December 2009 which led to a $3.8 million increase in receivables. From year-to-year the weather conditions in these two months can vary significantly which impacts sales and resulting receivables at month-end. Increases in receivables and finished cement inventory are common during the first six months of the year due to the seasonality of our business (see "Seasonality" below). Finished cement inventory and work-in-process inventory increased $1.8 million and $.7 million, respectively, during this period.

          Our quarterly estimated tax payments are based on annualized income and in 2009 we overpaid taxes and are due a refund. During the first half of 2010, we experienced net losses which resulted in an increase in refundable income taxes of $.8 million over the prior year. Prepaid expenses increased by $.6 million from December 31, 2009 to June 30, 2010 due to the timing of insurance payments. Other assets declined by $.2 million due to the normal amortization of non-compete agreement assets.

          Accounts payable increased by $1.0 million primarily due to increases in the Ready-Mixed Concrete Business segment related to increased sales volume in June 2010 over December 2009. Accrued liabilities decreased from December 31, 2009 to June 30, 2010 by $1.1 million due to a decline in prepayments held on account and by $.2 million related to non-compete agreements. Cash dividends liability, a component of accrued liabilities, decreased by $1.9 million during the same period due to the timing of when dividends are declared and paid.

          Indebtedness increased $6.4 million during the first six months of 2010 primarily due to increased utilization of our line of credit to fund the increases in receivables, inventories, cash expenditures for property, plant and equipment, and to fund temporary operating expenses.

          Unrealized holding gain decreased $.7 million during the six months ending June 30, 2010 primarily due to lower market prices for available-for-sale equity securities held.

CAPITAL RESOURCES

          The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Capital expenditures during the first six months of 2010 included $1.2 million related to the Cement Business and $2.1 million related to the Ready-Mixed Concrete Business for routine equipment purchases. During the first six months of 2010, cash expenditures for property, plant and equipment totaled approximately $4.0 million, excluding the amounts that are included in accounts payable.

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

MARKET RISK

          Market risks relating to the Company's operations result primarily from changes in demand for our products. Construction activity, particularly in the residential market, has been adversely impacted by the global financial crisis even though interest rates continue to be at historically low levels. A continuation of the financial crisis, including a scarcity of credit, or a significant increase in interest rates could lead to a further reduction in construction activities in both the residential and commercial market.  Budget shortfalls during economic slowdowns could cause money to be diverted away from highway projects, schools, detention facilities and other governmental construction projects. Reduction in construction activity lowers the demand for cement, ready-mixed concrete, concrete products and sundry building materials. As demand decreases, competition to retain sales volume could create downward pressure on sales prices. The manufacture of cement requires a significant investment in property, plant and equipment and a trained workforce to operate and maintain this equipment. These costs do not materially vary with the level of production. As a result, by operating at or near capacity, regardless of demand, companies can reduce per unit production costs. The continual need to control production costs encourages overproduction during periods of reduced demand.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

          The Company invests in equity investments which are subject to market fluctuations.  The Company had $17.3 million of equity securities, primarily of publicly traded entities, as of June 30, 2010.  The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $2.1 million as of June 30, 2010.  The remaining $15.2 million in equity investments, which are stated at fair value, are not hedged and are exposed to the risk of changing market prices.  The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to fair value on the consolidated balance sheets at the end of each period unless they are securities for which the Company has not elected the fair value option.  Securities carried at cost are adjusted for impairment, if conditions warrant.  Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations.  An immediate 10% change in the market price of our equity securities would have a $.9 million effect on comprehensive income.  At June 30, 2010, the Company evaluated all of its equity investments for impairment. The results of those evaluations are discussed in Note 7 of Notes to the Condensed Consolidated Financial Statements.

          The Company also has $21.6 million of bank loans as of June 30, 2010.  Interest rates on the Company's term loan and line of credit are variable, subject to interest rate minimums or floors, and are based on the lender's National Prime rate less .75% and lender's National Prime rate less 0.50%, respectively.

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

          There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION

Item 1.       Legal Proceedings

          By letter dated April 27, 2009, the Company was notified by the Kansas Department of Health and Environment (KDHE) of allegations by KDHE that the Company has performed multiple modifications and alterations at the Company's facility for which the Company did not apply for or obtain the KDHE construction permits required by the Kansas Air Quality Act and related regulations.  KDHE also alleged that the Company did not apply for or obtain from KDHE the necessary permits for modifications or alterations to a facility that are significant for Prevention of Significant Deterioration (PSD).  Based on these allegations, KDHE proposes to assess a civil penalty of $351,000, and to require the Company to submit a new, complete PSD permit application, including therein a proposal by the Company for installation of air emission controls to achieve Best Available Control Technology (BACT) as provided in applicable regulations.  The Company does not agree with certain of KDHE's factual and legal allegations, and is attempting to resolve these issues through negotiation and mutual agreement between the Company and KDHE. The Company reserves all legal rights in the event such a resolution cannot be reached. As of June 30, 2010, it is probable that losses may result, but such losses are estimated to be insignificant.

Item 6.       Exhibits

31.1  Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2  Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1  18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated August 9, 2010.

32.2  18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated August 9, 2010.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company
(Registrant)

Date August 9, 2010	/s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr.
President and
Chairman of the Board
(principal executive officer)

Date August 9, 2010	/s/ Debra P. Roe
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

31.2                            Certificate of the Chief Financial Officer pursuant
                                            to Section 13a-14(a)/15d-14(a) of the
                                            Securities Exchange Act of 1934.

32.1                           18 U.S.C. Section 1350 Certificate of the President
                                            and Chairman of the Board dated August 9, 2010.

32.2                           18 U.S.C. Section 1350 Certificate of the
                                            Chief Financial Officer dated August 9, 2010.