Form 10-Q
period 2010-09-30
MONARCH CEMENT CO
filed 2010-11-09
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2010, or

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
YES           NO   X

As of November 4, 2010, there were 2,532,078 shares of Capital Stock, par value $2.50 per share outstanding and 1,480,940 shares of Class B Capital Stock, par value $2.50 per share outstanding.

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

Item 1.       Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2010 and December 31, 2009

ASSETS	2010	2 0 0 9
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$1,476,971	$2,149,397
Receivables, less allowances of $1,014,500 in 2010 and
$911,000 in 2009 for doubtful accounts	17,623,280	12,558,856
Inventories, priced at cost which is not in excess of market-
Finished cement	$5,775,626	$5,345,468
Work in process	1,721,160	2,050,200
Building products	5,044,117	5,225,431
Fuel, gypsum, paper sacks and other	6,532,246	7,625,573
Operating and maintenance supplies	11,446,149	11,538,788
Total inventories	$30,519,298	$31,785,460
Refundable federal and state income taxes	581,244	310,795
Deferred income taxes	775,000	775,000
Prepaid expenses	767,362	324,844
Total current assets	$51,743,155	$47,904,352
PROPERTY, PLANT AND EQUIPMENT, at cost, less
accumulated depreciation and depletion of $170,983,535
in 2010 and $162,880,507 in 2009	86,486,120	90,817,394
DEFERRED INCOME TAXES	19,117,778	19,093,778
INVESTMENTS	17,756,907	18,419,208
OTHER ASSETS	424,186	762,945
	$175,528,146	$176,997,677

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,986,433	$5,083,300
Line of credit payable	5,416,216	511,944
Current portion of advancing term loan	2,800,389	2,732,490
Accrued liabilities	6,439,601	10,900,596
Total current liabilities	$20,642,639	$19,228,330
LONG-TERM DEBT	9,902,605	12,096,835
ACCRUED POSTRETIREMENT BENEFITS	31,620,175	30,206,610
ACCRUED PENSION EXPENSE	12,825,904	12,250,038
STOCKHOLDERS' EQUITY:
Capital stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued 2,532,078 shares
at 09/30/2010 and 2,532,463 shares at 12/31/2009	$6,330,195	$6,331,158
Class B capital stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-
share basis - Authorized 10,000,000 shares, Issued 1,480,940
shares at 09/30/2010 and 1,491,735 shares at 12/31/2009	3,702,350	3,729,337
Retained earnings	102,935,621	105,989,712
Accumulated other comprehensive loss	(12,431,343)	(12,834,343)
Total stockholders' equity	$100,536,823	$103,215,864
	$175,528,146	$176,997,677

See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS
For the Three Months and the Nine Months Ended September 30, 2010 and 2009 (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
NET SALES	$37,123,469	$42,410,390	$89,391,942	$103,905,194
COST OF SALES	30,656,629	31,761,671	77,877,860	84,553,938
Gross profit from operations	$6,466,840	$10,648,719	$11,514,082	$19,351,256
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,850,693	4,015,605	11,599,979	12,170,135
Income (loss) from operations	$2,616,147	$6,633,114	$(85,897)	$7,181,121
OTHER INCOME (EXPENSE):
Interest income	$40,728	$52,062	$142,393	$139,699
Interest expense	(156,674)	(157,277)	(437,554)	(487,742)
Gain on equity investments	-	53,568	11,839	123,133
Realized loss on impairment of equity investments	(858,787)	-	(858,787)	-
Dividend income	55,184	40,021	176,700	130,780
Other, net	6,753	200,645	669,297	175,713
	$(912,796)	$189,019	$(296,112)	$81,583

Income (Loss) before taxes	$1,703,351	$6,822,133	$(382,009)	$7,262,704
PROVISION FOR INCOME TAXES	475,000	1,875,000	575,000	2,000,000
NET INCOME (LOSS)	$1,228,351	$4,947,133	$(957,009)	$5,262,704

Less: Net Loss attributable to Noncontrolling interests	-	-	-	(48,799)
NET INCOME (LOSS) ATTRIB. TO COMPANY	$1,228,351	$4,947,133	$(957,009)	$5,311,503

RETAINED EARNINGS, beg. of period	102,878,787	104,397,360	105,989,712	104,958,556
Less cash dividends	925,566	925,565	1,851,131	1,851,131
Less purchase and retirement of treasury stock	245,951	-	245,951	-
RETAINED EARNINGS, end of period	$102,935,621	$108,418,928	$102,935,621	$108,418,928
Basic earnings (losses) per share	$0.31	$1.23	$(0.24)	$1.32
Cash dividends per share	$0.23	$0.23	$0.46	$0.46

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months and the Nine Months Ended September 30, 2010 and 2009 (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
NET INCOME (LOSS)	$1,228,351	$4,947,133	$(957,009)	$5,262,704
UNREALIZED APPRECIATION (DEPRECIATION)
ON AVAILABLE FOR SALE SECURITIES
(Net of deferred tax expense (benefit) of $(84,000),
$1,276,000, $(528,000) and $1,528,000, respectively)	(124,787)	1,917,568	(788,948)	2,295,133

LESS: RECLASSIFICATION ADJUSTMENT FOR
REALIZED GAINS (LOSSES) INCLUDED IN NET
INCOME (net of deferred tax expense (benefit) of
$(344,000), $20,000, $(340,000), and $48,000, respectively)	(514,787)	33,568	(506,948)	75,133

POSTRETIREMENT LIABILITY (net of deferred tax
expense of $-0-, $-0-, $-0- and $-0-, respectively)	-	-	685,000	-
COMPREHENSIVE INCOME (LOSS)	$1,618,351	$6,831,133	$(554,009)	$7,482,704

See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$(957,009)	$5,262,704
Adjustments to reconcile net income (loss) to
net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	8,766,192	9,136,307
Deferred income taxes, long-term	164,000	(38,000)
Gain on disposal of assets	(29,688)	(66,087)
Realized gain on sale of equity investments	(11,839)	(123,133)
Realized loss on impairment of equity investments	858,787	-
Gain on disposal of other assets	(700,000)	-
Postretirement benefits and pension expense	2,674,431	1,841,364
Change in assets and liabilities:
Receivables, net	(5,064,425)	(5,946,178)
Inventories	1,266,161	(2,820,449)
Refundable income taxes	(270,449)	27,102
Prepaid expenses	(442,518)	(270,747)
Other assets	1,692	19,697
Accounts payable and accrued liabilities	(990,587)	1,031,913
Net cash provided by operating activities	$5,264,748	$8,054,493

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$(4,836,923)	$(6,857,737)
Proceeds from disposals of property, plant and equipment	52,618	118,942
Proceeds from disposals of other assets	700,000	-
Payment for purchases of equity investments	(860,134)	(3,530,703)
Proceeds from disposals of equity investments	205,487	1,460,489
Decrease in short-term investments, net	-	2,100,000
Net cash used for investing activities	$(4,738,952)	$(6,709,009)

FINANCING ACTIVITIES:
Increase in line of credit, net	$4,904,271	$5,253,788
Payments on bank loans	(2,040,889)	(1,976,177)
Payments on other long-term debt	(85,441)	(216,975)
Cash dividends paid	(3,702,262)	(3,702,262)
Purchases of noncontrolling interests	-	(660,065)
Purchase of treasury stock	(273,901)	-
Net cash used for financing activities	$(1,198,222)	$(1,301,691)

Net increase (decrease) in cash and cash equivalents	$(672,426)	$43,793
Cash and Cash Equivalents, beginning of year	2,149,397	3,111,509
Cash and Cash Equivalents, end of period	$1,476,971	$3,155,302

Interest paid, net of amount capitalized	$442,149	$496,676
Income taxes paid, net of refunds	$1,617	$(72,660)
Capital equipment additions included in accounts payable	$32,335	$289,842

See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009 (Unaudited), and December 31, 2009

1.	For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10-K.

2.	Certain reclassifications have been made to the 2009 financial statements to conform to the current year presentation. These reclassifications had no effect on net earnings.

3.
Our Ready-Mixed Concrete Business includes precast concrete construction which involve long-term and short-term contracts. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts for specific projects are generally of three to six months in duration. The majority of the long-term contracts will allow only scheduled billings and contain retainage provisions under which 5% to 10% of the contract invoicing may be withheld by the customer pending project completion. As of September 30, 2010, the amount of billed retainage which is included in accounts receivable was approximately $145,000, all of which is expected to be collected within one year. The amount of billed retainage which was included in accounts receivable at December 31, 2009 was approximately $360,000.

We recognize revenues under the percentage of completion method of accounting using cost-to-cost measures. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs.  The amount of unbilled revenue in accounts receivable was approximately $735,000 and $780,000 at September 30, 2010 and December 31, 2009, respectively. Unbilled revenue contained approximately $44,000 and $525,000 of not-currently-billable retainage at September 30, 2010 and December 31, 2009, respectively, which is expected to be collected within one year.

4.
As of September 30, 2010, the amount of accounts payable related to property, plant and equipment was $32,335 compared to the amount as of December 31, 2009 which was $748,479.

Depreciation, depletion and amortization related to manufacturing operations are recorded in Cost of Sales, those related to general operations are recorded in Selling, General and Administrative Expenses, and those related to non-operational activities are in Other, net on the Condensed Consolidated Statements of Income (Loss) and Retained Earnings.

5.
We did not incur a temporary LIFO liquidation gain for the nine months and the three months ended September 30, 2010. For the nine months  and the three months ended September 30, 2009, we restored the $.1 million temporary LIFO liquidation created by reductions in finished cement and work in process inventory in the first six months of 2009. The temporary LIFO liquidation gain was deferred as a component of accrued liabilities.

6.
In 1996, our Board of Directors authorized the purchase, through open market transactions, of up to 400,000 shares of our Company's common stock. The authorization has no expiration. Management was given discretion to determine the number and pricing of the shares to be purchased as well as the timing of any such purchases. The Company repurchased and retired 11,180 shares at a cost of $273,901 in isolated, open-market transactions during the nine months ending September 30, 2010 under this program. No shares were repurchased during 2009. As of September 30, 2010, 113,152 shares of our common stock remained under the share repurchase authorization at management's discretion. Cash on hand has been used to fund all stock repurchases under the program.

7.
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

		Ready- Mixed	Adjustments
	Cement Business	Concrete Business	and Eliminations	Consolidated
For the Three Months Ended 9/30/10
Sales to unaffiliated customers	$15,357,098	$21,766,371	$-	$37,123,469
Intersegment sales	4,328,760	14,667	(4,343,427)	-
Total net sales	$19,685,858	$21,781,038	$(4,343,427)	$37,123,469
Income (Loss) from operations	$3,094,501	$(478,354)		$2,616,147
Other expense, net				(912,796)
Income before income taxes				$1,703,351
Capital Expenditures	$337,751	$505,857		$843,608

For the Three Months Ended 9/30/09
Sales to unaffiliated customers	$17,982,074	$24,428,316	$-	$42,410,390
Intersegment sales	3,940,641	-	(3,940,641)	-
Total net sales	$21,922,715	$24,428,316	$(3,940,641)	$42,410,390
Income from operations	$4,980,605	$1,652,509		$6,633,114
Other income, net				189,019
Income before income taxes				$6,822,133
Capital Expenditures	$1,469,980	$985,253		$2,455,233

For the Nine Months Ended 9/30/2010
Sales to unaffiliated customers	$36,188,214	$53,203,728	$-	$89,391,942
Intersegment sales	11,000,943	14,667	(11,015,610)	-
Total net sales	$47,189,157	$53,218,395	$(11,015,610)	$89,391,942
Income (Loss) from operations	$4,109,578	$(4,195,475)		$(85,897)
Other expense, net				(296,112)
Loss before income taxes				$(382,009)
Capital Expenditures	$1,493,046	$2,627,734		$4,120,780

For the Nine Months Ended 9/30/09
Sales to unaffiliated customers	$43,462,640	$60,442,554	$-	$103,905,194
Intersegment sales	9,485,585	-	(9,485,585)	-
Total net sales	$52,948,225	$60,442,554	$(9,485,585)	$103,905,194
Income from operations	$6,509,648	$671,473		$7,181,121
Other income, net				81,583
Income before income taxes				$7,262,704
Capital Expenditures	$4,356,039	$2,569,626		$6,925,665

Balance as of 9/30/10
Identifiable Assets	$93,015,393	$42,380,667	$135,396,060
Corporate Assets			40,132,086
			$175,528,146
Balance as of 9/30/09
Identifiable Assets	$98,596,663	$43,866,244	$142,462,907
Corporate Assets			41,423,960
			$183,886,867

8.
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

Level 2 - observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

The aggregate amount of equity securities carried at cost, for which the Company has not elected the fair value option, was $2.4 million as of September 30, 2010. The remaining $15.4 million in equity security investments are stated at fair value. As of December 31, 2009, the aggregate amount of equity securities carried at cost was $2.0 million and the remaining $16.4 million in equity security investments were stated at fair value. The following table summarizes the bases used to measure certain assets at fair value on a recurring basis in the consolidated balance sheets:

		Fair Value at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Input
Assets:	9/30/10	(Level 1)	(Level 2)	(Level 3)
Available-for-sale equity securities
Cement industry	$7,168,841	$7,168,841	$-	$-
General building materials industry	3,015,995	3,015,995	-	-
Oil and gas refining and marketing industry	4,101,075	4,101,075	-	-
Residential construction industry	1,064,384	1,064,384	-	-
Total assets measured at fair value	$15,350,295	$15,350,295	$-	$-

Assets:	12/31/09
Available-for-sale equity securities
Cement industry	$7,910,270	$7,910,270	$-	$-
General building materials industry	4,091,932	4,091,932	-	-
Oil and gas refining and marketing industry	3,410,106	3,410,106	-	-
Residential construction industry	1,020,500	1,020,500	-	-
Total assets measured at fair value	$16,432,808	$16,432,808	$-	$-

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

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010:

	Less than 12 Months		12 Months or Greater		Total
9/30/10		Unrealized		Unrealized		Unrealized
Available-for-sale equity securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Cement industry	$694,080	$51,701	$-	$-	$694,080	$51,701
Oil & gas refining
& marketing industry	268,125	1,484	-	-	268,125	1,484
Residential construction
industry	457,640	86,057	-	-	457,640	86,057
Total	$1,419,845	$139,242	$-	$-	$1,419,845	$139,242

	Less than 12 Months		12 Months or Greater		Total
12/31/09		Unrealized		Unrealized		Unrealized
Available-for-sale equity securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Cement industry	$14,600	$3,516	$-	$-	$14,600	$3,516
Oil & gas refining
& marketing industry	952,168	114,528	-	-	952,168	114,528
Residential construction
industry	381,580	32,198	105,300	12,724	486,880	44,922
Total	$1,348,348	$150,242	$105,300	$12,724	$1,453,648	$162,966

Impairment Analysis

The Company owns stock in two privately-owned companies accounted for by the cost method; one in the brick industry and the other in the ethanol production industry. These investments were evaluated at September 30, 2010 and at December 31, 2009 for impairment. The evaluation of the ethanol production industry investment for each period's impairment analysis was based on specific identification of shares held and quoted prices in markets that are not active and no impairment was identified. Since there is not an active market for the brick industry investment, the Company relied on a discounted future net cash flow valuation of the brick company for each period's impairment analysis to determine if the average cost of shares were impaired and no impairment was identified. As a result of those evaluations, the Company did not consider these cost-method investments to be impaired at September 30, 2010 or December 31, 2009. The aggregate cost of the Company's cost-method investments totaled $2.4 million and $2.0 million at September 30, 2010 and December 31, 2009, respectively.

September 30, 2010
The Company's available-for-sale equity securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each purchase to market price. As a result of these evaluations, the Company identified $.9 million in other-than-temporary impairments in investments in the general building materials industry resulting in a recognized loss in earnings of equity investments. The fair value of those investments then became the  new cost basis. The Company did identify some specific purchases of available-for-sale equity securities that were temporarily impaired resulting in the recognition of unrealized losses (see table above). When the Company evaluated impairment by comparing the specifically identified cost of each purchase to market price as of October 13, 2010, temporary impairments of these securities remained essentially unchanged from their September 30, 2010 temporary impairments. The Company evaluated the near-term prospects of all of the issuers in relation to the severity of the impairments. The largest impairments were in the residential construction industry investment (fair value was approximately 15.8% less than cost) and in the cement industry (fair value was approximately 6.9% less than cost) as of September 30, 2010. The residential construction industry investment has been continuously impaired for two quarters and the cement industry investment has been  continuously impaired primarily for two quarters. Based on its evaluation, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

December 31, 2009
Due to continued adverse economic conditions, the Company's investments in available-for-sale equity securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each purchase to market price. As a result of these evaluations, the Company identified $.5 million in other-than-temporary impairments in an investment in the common stock of a company that produces construction aggregates, construction materials and cement resulting in a recognized loss in earnings of equity investments. The fair value of this impaired investment then became the new cost basis. The Company also identified some specific purchases of available-for-sale equity securities that were temporarily impaired resulting in the recognition of unrealized losses (see table above).  These unrealized losses relate to investments in the common stock of two companies, one in the oil and gas refinery and marketing industry and another whose core business is in the residential construction industry. When the Company evaluated the impairments by comparing the specifically identified cost of each purchase to market price as of February 20, 2010, these securities had recovered substantially all of their December 31, 2009 temporary impairments. The Company evaluated the near-term prospects of all of the issuers in relation to the severity of the impairments (fair value was approximately 8 percent less than cost in the residential construction industry investment and approximately 11 percent less than cost in the oil and gas refinery and marketing industry as of December 31, 2009) and the duration of the impairments (less than three months in both investments). Based on that evaluation, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Investment Results - - The investment results for September 30, 2010 and December 31, 2009 are as follows:

	9/30/10	12/31/09
Fair value of investments	$17,756,907	$18,419,208
Cost of investments	13,816,907	14,009,208
Unrealized gain	$3,940,000	$4,410,000

Unrealized gain recorded in equity:
Investments carried at fair value	$2,364,000	$2,646,000
Deferred income taxes	1,576,000	1,764,000
	$3,940,000	$4,410,000

        Investment related cash flow information for September 30, 2010 and September 30, 2009 are as follows:
	9/30/10	09/30/09
Proceeds from sale of equity securities	$205,487	$1,460,489
Realized gain on equity securities	$11,839	$123,133
Realized losses due to other-than-temporary impairment of equity securities	$(858,787)	$-

9.
The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the nine months ended September 30, 2010 and 2009:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Service cost	$501,735	$1,265,959	$409,177	$402,827
Interest cost	1,547,487	4,099,310	1,401,364	1,371,150
Less: Expected return on plan assets	1,294,002	4,356,624	-	-
Amortization of prior service cost	82,484	296,466	-	-
Recognized net actuarial loss	651,490	428,325	-	-
Unrecognized net loss	-	-	540,681	598,152
Net periodic expense	$1,489,194	$1,733,436	$2,351,222	$2,372,129

The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the three months ended September 30, 2010 and 2009:

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

As previously disclosed in our financial statements for the year ended December 31, 2009, Monarch expects to contribute approximately $2,335,000 to the pension fund in 2010. As of September 30, 2010, we have contributed approximately $910,000 and anticipate contributing an additional $1,425,000 to this plan in 2010 for a total of $2,335,000.

The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets.  As previously disclosed in our financial statements for the year ended December 31, 2009, Monarch expects expenditures of approximately $1,750,000 for this plan in 2010. As of September 30, 2010, we have contributed about $940,000 and anticipate contributing an additional $810,000 on this plan in 2010 for a total of $1,750,000.

10.
Other, net contains miscellaneous nonoperating income (expense) items other than interest income, interest expense, gains on equity investments, realized loss on impairment of equity investments, and dividend income. Material items in Other, net during the first nine months of 2010 included a $700,000 gain related to the sale of a non-operating asset. There were no material items in Other, net during the three months ending September 30, 2010. In the first nine months of 2009, material items in Other, net included income from oil properties of $68,000 and a $228,000 gain resulting from the settlement of a contingent liability related to the acquisition of subsidiary stock. The $228,000 gain related to the settlement of a contingent liability was a material item included in Other, net for the three months ending September 30, 2009.

11.
Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,022,902 and 4,020,352 in the first nine months and third quarter of 2010, respectively. The weighted average number of shares outstanding was 4,024,198 in the first nine months and third quarter of 2009. The Company has no common stock equivalents and therefore, does not report diluted earnings per share.

12.
The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2006. The Company believes it is not subject to any significant tax risk.  The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expenses recognized during the nine months ended September 30, 2010.

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

13.
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

Effect of Authoritative Accounting Guidance Not Yet Adopted

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

          The slowdown in residential construction suppressed the demand for our cement and ready-mixed concrete during 2009 and 2010. The continued slowdown in residential construction and the additional slowdown in commercial construction have impacted the demand for our cement and ready-mixed concrete. Recent economic forecasts from the Portland Cement Association (PCA) indicate the construction industry is likely to remain weak for another year or more. This weakness in the industry is putting downward pressure on the pricing of cement and ready-mixed concrete which adversely impacts revenues, gross margins, and net profits. In addition, sales of cement and ready-mixed concrete were adversely impacted by a longer period of cold weather for the first quarter of 2010 as compared to the same period in 2009. These conditions delayed construction projects resulting in reduced sales of cement and concrete.

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

RESULTS OF OPERATIONS - THIRD QUARTER OF 2010 COMPARED TO THIRD QUARTER OF 2009

          Consolidated net sales for the three months ended September 30, 2010, decreased by $5.3 million when compared to the three months ended September 30, 2009.  Sales in our Cement Business were lower by $2.6 million and sales in our Ready-Mixed Concrete Business were lower by $2.7 million. Cement Business sales decreased $2.5 million due to a 13.7% decrease in volume sold and decreased $.1 million due to price decreases. Ready-mixed Concrete Business sales decreased $2.7 million due to a decline in construction contract sales of $2.7 million. A $.4 million increase in ready-mixed concrete sales was offset by a $.4 million decrease in sales of brick, block, aggregates and other sundry items.

          Consolidated cost of sales for the three months ended September 30, 2010, decreased by $1.1 million when compared to the three months ended September 30, 2009. Cost of sales in our Cement Business were lower by $.6 million and cost of sales in our Ready-Mixed Concrete Business were lower by $.5 million. The Cement Business cost of sales decrease of $1.5 million, primarily due to the 13.7% decrease in volume sold, was offset primarily due to higher costs of clinker production resulting from reduced kiln operations. Ready-Mixed Concrete Business cost of sales increased $.6 million due to the 11.7% increase in cubic yards of ready-mixed concrete sold. The remaining change is primarily due to a decrease of $1.1 million in cost of sales for construction contracts related to the $2.7 million decline in construction contract sales.

          Our overall gross profit rate for the three months ended September 30, 2010 was 17.4% versus 25.1% for the three months ended September 30, 2009. As a result of the above sales and cost of sales factors, the gross profit rate for the Cement Business decreased from 38.3% for the three months ended September 30, 2009 to 31.7% for the three months ended September 30, 2010. The gross profit rate for the Ready-Mixed Concrete Business declined from 15.4% for the three months ended September 30, 2009 to 7.4% for the three months ended September 30, 2010.

          Selling, general, and administrative expenses decreased by $.2 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.

          Other, net contains miscellaneous nonoperating income (expense) items other than interest income, interest expense, gains on equity investments, realized loss on impairment of equity investments, and dividend income. There were no material items in Other, net during the three months ending September 30, 2010. The $228,000 gain related to the settlement of a contingent liability was a material item included in Other, net for the three months ending September 30, 2009.

          The Company recorded a $.9 million impairment loss on equity investments in the general building materials industry due to impairments that were other-than-temporary during the three months ending September 30, 2010. No investments were deemed other-than-temporarily impaired during the three months ending September 30, 2009.

          The effective tax rates for the three months ended September 30, 2010 and 2009 were 27.9% and 27.5%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates.

RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 2010 COMPARED TO THE FIRST NINE MONTHS OF 2009

          Consolidated net sales for the nine months ended September 30, 2010, decreased by $14.5 million when compared to the nine months ended September 30, 2009. Sales in our Cement Business were lower by $7.3 million and sales in our Ready-Mixed Concrete Business were lower by $7.2 million. Cement Business sales decreased $6.8 million due to a 15.6% decrease in volume sold and decreased $.5 million due to price decreases. Ready-mixed concrete sales increased $1.5 million as a result of a 4.7% increase in cubic yards sold and declined $.2 million due to price decreases for a net sales increase of $1.3 million. The Ready-mixed Concrete Business increased sales in brick, block, aggregates and other sundry items by $.8 million. This segment's increases were more than offset by declines in construction contract sales of $9.3 million for a net decrease in sales of $7.2 million.

          Consolidated cost of sales for the nine months ended September 30, 2010, decreased by $6.7 million when compared to the nine months ended September 30, 2009.  Cost of sales in our Cement Business were lower by $4.2 million and cost of sales in our Ready-Mixed Concrete Business were lower by $2.5 million. Cement Business cost of sales decreased $4.8 million due to the 15.6% decrease in volume sold. This decrease was partially offset by higher costs of clinker production resulting from reduced kiln operations. Ready-Mixed Concrete Business cost of sales decreased $5.3 million primarily a result of the $9.3 million decline in construction contract sales. The cost of sales decrease was offset $2.8 million by ready-mixed concrete increases of $1.8 million due to the 4.7% increase in cubic yards sold in addition to a $1.0 million increase in the cost of sales for brick, block and other sundry items for resale.

          Our overall gross profit rate for the nine months ended September 30, 2010 was 12.9% versus 18.6% for the nine months ended September 30, 2009. The gross profit rate for the Cement Business was 25.9% and 28.6% for the nine months ended September 30, 2010 and September 30, 2009, respectively. The gross profit rate for the Ready-Mixed Concrete Business declined from 11.5% for the nine months ended September 30, 2009 to 4.0% for the nine months ended September 30, 2010.

          Selling, general, and administrative expenses decreased by $.6 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume. The 4.7% decline was primarily due to a decline in administrative legal and professional expenses of $.1 million, a $.2 million decline in insurance expenses related to general liability, property damage and umbrella policies, and a $.2 million decline in bad debts expense during the first nine months of 2010 compared to the first nine months of 2009.

          Material items in Other, net during the first nine months of 2010 included a $700,000 gain related to the sale of a non-operating asset.  In the first nine months of 2009, material items in Other, net included income from oil properties of $68,000 and a $228,000 gain resulting from the settlement of a contingent liability related to the acquisition of subsidiary stock.

          The Company recorded a $.9 million impairment loss on equity investments in the general building materials industry due to impairments that were other-than-temporary during the first nine months ending September 30, 2010. No investments were deemed other-than-temporarily impaired during the first nine months ending September 30, 2009.

          The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates. The effective tax rates for the nine months ended September 30, 2010 and 2009 were (150.5)% and 27.5%, respectively. The change in the effective tax rate for 2010 as compared with 2009 was primarily due to an income tax charge of $685,000 recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010. As a result of this legislation, beginning in 2013, we will no longer be able to claim an income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy. Without the income tax charges related to postretirement benefits, our effective tax rate for the nine months ended September 30, 2010 would have been 28.8%.

LIQUIDITY

          The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. September 30, 2010 and December 31, 2009, cash equivalents consisted primarily of money market investments and repurchase agreements with various banks which are not guaranteed by the FDIC. The FDIC's temporary increase to $250,000 in the standard maximum deposit insurance amount (SMDIA) through December 31, 2013 has been permanently raised to $250,000 through the Dodd-Frank Wall Street Reform and Consumer Protection Act to fully guarantee all deposit accounts. Financial institutions participating in the FDIC's Transaction Account Guarantee Program fully guarantee noninterest-bearing transaction accounts for the entire amount in the account through December 31, 2010.

          We are able to meet our cash needs primarily from a combination of operations and bank loans.

          Net cash provided by operating activities totaled $5.3 million and $8.1 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. The $2.8 million decrease in the cash provided by operating activities for the first nine months of 2010 compared to the first nine months of 2009 is primarily due to changes in net income (loss), receivables, inventories, accrued postretirement benefits, gains on the disposal of other assets and the noncash realized loss on the impairment of equity investments. Net income decreased $6.2 million from 2009 to 2010 primarily due to the decline in overall sales volume combined with the decline in gross profit margins. The net loss for the first nine months of 2010 was $.7 million less due to the gain on the disposal of other assets. A $.9 million  non-cash adjustment for the other-than-temporary loss on impairment of other investments was realized in the first nine months of 2010 while none were recognized in the corresponding period of 2009. Receivables increased more in the first nine months of 2009 than the first nine months of 2010 despite the greater increase in September sales in 2010 over December sales in 2009 compared to the increase in September sales in 2009 over December sales in 2008. The higher increase in 2009 correlates to the initial weakening of the economy. The net result of production levels and sales volumes in the first nine months of 2010 and 2009 resulted in inventories decreasing $1.3 million in the first nine months of 2010 while inventories increased $2.8 million in the first nine months of 2009. Refundable income taxes increased $.3 million during the first nine months of 2010 over the first nine months of 2009 due to the net loss incurred during 2010. Accrued postretirement benefits liability increased $.7 million in the first nine months of 2010 over the first nine months of 2009 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010 which changed the deductability of prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy.

          Net cash used for investing activities totaled $4.7 million in the first nine months of 2010 while $6.7 million was used in the first nine months of 2009 resulting in a $2.0 million decrease in net cash used for investing activities for the first nine months of 2010 compared to the first nine months of 2009. $2.7 million more in cash was used for the purchase of equity security investments in the first nine months of 2009 than in the corresponding period of 2010. The disposal of short-term investments and disposals of equity investments in 2009 provided $2.1 million and $1.5 million in cash, respectively, while equity investments and other assets were disposed of in 2010 to provide $.2 million and $.7 million in cash, respectively. The acquisition of property, plant and equipment was approximately $2.0 million higher in 2009 than the corresponding period in 2010.

          Net cash used for financing activities totaled $1.2 million and $1.3 million for the nine months ending September 30, 2010 and September 30, 2009, respectively. In 2009, the Company purchased $.7 million of noncontrolling interests while in 2010 the Company purchased and retired $.3 million of treasury stock.

   In December 2009, Monarch entered into an amendment to the loan agreement with its current lender, Bank of Oklahoma, N.A., to, among other things, renew and modify the terms of Monarch's term loan and revolving line of credit. Monarch's current unsecured credit commitment consists of a $17.8 million term loan maturing December 31, 2014 and a $15.0 million line of credit maturing December 31, 2010. Under the amended loan agreement, interest on the line of credit varies with the lender's national prime rate less 0.50% with a 3.50% interest rate minimum or floor. Interest rates on the Company's term loan were not changed by the amendment. The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the first nine months of 2010.

          For 2009 and 2010, interest on the Company's term loan is variable and is based on the lender's national prime rate less 0.75% with a 3.00% interest rate minimum or floor. Prior to the renewal, interest on the line of credit varied with the lender's national prime rate less 1.25% with a 2.5% interest rate minimum or floor for 2009. As of September 30, 2010, we had borrowed $12.6 million on the term loan and $5.4 million on the line of credit leaving a balance available on the line of credit of $9.6 million. The annual weighted average interest rate we paid on the term loan during the third quarter and first nine months of 2010 and 2009 was 3.25%. The annual weighted average interest rate we paid on the line of credit during the third quarter and first nine months of 2010 was 3.50% and during the third quarter and first nine months of 2009 was 2.75%. As of September 30, 2010, the applicable interest rate was 3.25% on the term loan and 3.50% on the line of credit. The term loan was used to help finance the expansion project at our cement manufacturing facility. The line of credit was used during the year to fund temporary operating expenses. Our Board of Directors has given management the authority to borrow a maximum of $50 million. We have not discussed additional financing with any banks or other financial institutions; therefore, no assurances can be given that we will be able to obtain this additional borrowing on favorable terms, if at all.

          The Company has projects in the planning and design phases in addition to projects already in progress. For discussion of these projects, see second paragraph under "Capital Resources" below. We anticipate capital expenditures for 2010 to be lower than 2009 levels and we do not anticipate the need for additional bank financing other than that available under the existing line of credit for the foreseeable future.

          For several years the Company has paid a dividend in January, March, June and September. At the December 2009 Board of Directors' meeting, the Board declared two dividends, payable in January and March, each at $.23 per share. Under the terms and conditions of our loan agreement, the Company's ability to pay dividends is subject to its satisfaction of a requirement to maintain a tangible net worth of $90 million and an adjusted tangible net worth, which is tangible net worth before other comprehensive income, of $95 million. The Company was in compliance with these requirements at the end of the first nine months of 2010. The minimum net worth requirements could impact the Company's ability to pay dividends in the future. Although dividends are declared at the Board's discretion and could be impacted by the minimum net worth requirements of the Company's loan agreement, we project future earnings will support the continued payment of dividends at the current level for the foreseeable future.

   The Company has been required to make a pension contribution each of the past three years.  In 2009 and 2008, the Company contributed approximately $2.1 million and $1.4 million, respectively, to the pension fund.  No estimates of required pension payments have been asked for or made beyond 2010. The decline in the bond and stock markets in 2008 significantly reduced the value of our pension funds at December 31, 2008. By December 31, 2009, actual returns on plan assets had increased the value of our pension funds enough to recover approximately half of the prior year reductions. Based on the pension laws currently in effect, any resulting increases in minimum funding requirements could cause a negative impact to our liquidity. See Note 9 in Notes to the Condensed Consolidated Financial Statements for disclosures about 2010 pension contributions.

FINANCIAL CONDITION

          Total assets as of September 30, 2010 were $175.5 million, a decrease of $1.5 million since December 31, 2009. Sales were higher in the month of September 2010 compared to the month of December 2009 which led to a $5.1 million increase in receivables. From year-to-year the weather conditions in these two months can vary significantly which impacts sales and resulting receivables at month-end. Increases in receivables are common during the first nine months of the year due to the seasonality of our business (see "Seasonality" below).

          Our quarterly estimated tax payments are based on annualized income and in 2009 we overpaid taxes and are due a refund. During the first nine months of 2010, we experienced net losses which resulted in an increase in refundable income taxes of $.3 million over the prior year. Prepaid expenses increased by $.4 million from December 31, 2009 to September 30, 2010 due to the timing of insurance payments. Other assets declined by $.3 million due to the normal amortization of non-compete agreement assets.

          Accounts payable increased by $0.9 million primarily due to increases in the Ready-Mixed Concrete Business segment related to increased sales volume in September 2010 over December 2009. Accrued liabilities decreased $4.5 million from December 31, 2009 to September 30, 2010. The decrease was primarily due to the $1.7 million decrease in prepayments held on account, the $.2 million decrease in non-compete agreements and the $1.9 million decrease in cash dividends liability resulting from the timing of when dividends are declared and paid.

          Indebtedness increased $2.8 million during the first nine months of 2010 primarily due to increased utilization of our line of credit to fund the increases in receivables, cash expenditures for property, plant and equipment, and to fund temporary operating expenses.

          Unrealized holding gain decreased $.3 million ($.5 million net of deferred taxes) during the nine months ending September 30, 2010 primarily due to lower market prices for available-for-sale equity securities held.

CAPITAL RESOURCES

          The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business. Capital expenditures during the first nine months of 2010 included $1.5 million related to the Cement Business and $2.6 million related to the Ready-Mixed Concrete Business for routine equipment purchases. During the first nine months of 2010, cash expenditures for property, plant and equipment totaled approximately $4.8 million, excluding the amounts that are included in accounts payable.

          Projects in the planning and design phases include an overland conveyor system to improve efficiencies in moving raw materials. The conveyor system and related projects are expected to cost approximately $15.0 million to $25.0 million depending on the exact components of the project undertaken and the volatility of certain material costs, particularly steel. Management has the discretion to postpone components of the project and the discretion to undertake part or the entire project. The overland conveyor system and related projects are estimated to take twenty-four to thirty-six months to complete after the first purchase order is issued. A date has not been set for issuance of the purchase order. The Company also plans to invest in other miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business in 2010. These expenditures are expected to reach approximately $5.0 million during 2010 and are anticipated to be funded with a mixture of cash from operations and temporary bank loans. We do not anticipate the need for additional bank financing beyond the amount available through our existing revolving line of credit.

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

  A recent ruling promulgated by the EPA in 2009 required us to install carbon dioxide (CO2) Continuous Emission Monitors (CEMs) to track various aspects of the production process to effectively establish a Greenhouse Gas (GHG) inventory for our cement manufacturing facility.

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

          The EPA published a National Emission Standard for Hazardous Air Pollutants (NESHAP) in the Federal Register on September 9, 2010. This regulation calls for more stringent emission limitation on mercury (Hg), total hydrocarbons (THC), hydrochloric acid (HCL), and particulate matter less than 10 microns in diameter (PM 10). The Portland Cement Association (PCA) estimates that the rule will result in the permanent closure of 18 U. S. cement plants. The compliance date for all current U. S. plants is September 9, 2013. Management anticipates that we will be able to comply and is evaluating the initial cost of compliance which could be material depending upon the number and severity of steps necessary to meet the standard.

   On September 9, 2010 the EPA published New Source Performance Standards (NSPS) for nitrous oxide (NOX), sulphur dioxide (SO2) and particulate matter (PM 10). The rule applies to new or modified sources. At this time, management does not anticipate that modifications necessitated to comply with NESHAP will trigger application of NSPS.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

          The Company invests in equity investments which are subject to market fluctuations.  The Company had $17.8 million of equity securities, primarily of publicly traded entities, as of September 30, 2010. The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $2.4 million as of September 30, 2010.  The remaining $15.4 million in equity investments, which are stated at fair value, are not hedged and are exposed to the risk of changing market prices. The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to fair value on the consolidated balance sheets at the end of each period unless they are securities for which the Company has not elected the fair value option. Securities carried at cost are adjusted for impairment, if conditions warrant.  Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $.9 million effect, net of deferred tax, on comprehensive income.  At September 30, 2010, the Company evaluated all of its equity investments for impairment. The results of those evaluations are discussed in Note 8 of Notes to the Condensed Consolidated Financial Statements.

          The Company also has $18.0 million of bank loans as of September 30, 2010.  Interest rates on the Company's term loan and line of credit are variable, subject to interest rate minimums or floors, and are based on the lender's National Prime rate less .75% and lender's National Prime rate less 0.50%, respectively.

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

          There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION
Item 1.       Legal Proceedings

          By letter dated April 27, 2009, the Company was notified by the Kansas Department of Health and Environment (KDHE) of allegations by KDHE that the Company has performed multiple modifications and alterations at the Company's facility for which the Company did not apply for or obtain the KDHE construction permits required by the Kansas Air Quality Act and related regulations.  KDHE also alleged that the Company did not apply for or obtain from KDHE the necessary permits for modifications or alterations to a facility that are significant for Prevention of Significant Deterioration (PSD).  Based on these allegations, KDHE proposes to assess a civil penalty of $351,000, and to require the Company to submit a new, complete PSD permit application, including therein a proposal by the Company for installation of air emission controls to achieve Best Available Control Technology (BACT) as provided in applicable regulations.  The Company does not agree with certain of KDHE's factual and legal allegations, and is attempting to resolve these issues through negotiation and mutual agreement between the Company and KDHE. The Company reserves all legal rights in the event such a resolution cannot be reached. As of September 30, 2010, it is probable that losses may result, but such losses are estimated to be insignificant.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

          The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our common stock during the third quarter ended September 30, 2010:
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
July 1-31, 2010	0	0	0	124,332
August 1-31, 2010	7,050	24.89	7,050	117,282
September 1-30, 2010	4,130	23.83	4,130	113,152
Total	11,180	$24.50	11,180	113,152

*
In 1996, our Board of Directors authorized the purchase, through open market transactions, of up to 400,000 shares of our Company's common stock.  The authorization has no expiration.  Management was given discretion to determine the number and pricing of the shares to be purchased as well as the timing of any such purchases.

Item 6.       Exhibits

31.1  Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2  Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1  18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated November 9, 2010.

32.2  18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated November 9, 2010.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company
(Registrant)

Date November 9, 2010	/s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr.
President and
Chairman of the Board
(principal executive officer)

Date November 9, 2010	/s/ Debra P. Roe
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

31.2                            Certificate of the Chief Financial Officer pursuant
                                            to Section 13a-14(a)/15d-14(a) of the
                                            Securities Exchange Act of 1934.

32.1                           18 U.S.C. Section 1350 Certificate of the President
                                            and Chairman of the Board dated November 9, 2010.

32.2                           18 U.S.C. Section 1350 Certificate of the
                                            Chief Financial Officer dated November 9, 2010.