Form 10-K
period 2010-12-31
MONARCH CEMENT CO
filed 2011-03-16
CIK 67517

united states
 securities and exchange commission
Washington, D.C.  20549
FORM 10-K
(Mark One)
[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
or
[ ]	Transition report pursuant to section 13 or 15(d ) of the Securities Exchange Act of 1934
For the transition period from ___ to ___

Commission File Number 0-2757

The Monarch Cement Company
(Exact name of registrant as specified in its charter)
Kansas	48-0340590
(State or other jurisdiction of	(IRS employer identification no.)
incorporation or organization)
P.O. Box 1000, Humboldt, Kansas 66748-0900
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (620) 473-2222
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class:	Capital Stock, par value $2.50 per share
Class B Capital Stock, par value $2.50 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ____   No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ____   No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X      No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes____  No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ____		Accelerated filer X
Non-accelerated filer ____	(Do not check if a smaller reporting company)	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __  No    X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $79,770,198.

As of February 16, 2011, the registrant had outstanding 2,537,928 shares of Capital Stock, par value $2.50 per share, and 1,475,090 shares of Class B Capital Stock, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) the registrant’s annual report to stockholders for the year ended December 31, 2010 - Parts I, II and IV of Form 10-K and (2) the registrant’s definitive proxy statement prepared in connection with the annual meeting of stockholders to be held on April 13, 2011 - Parts II and III of Form 10-K.

PART I

Item 1.      Business

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the description of the Company’s business, including information regarding lines of business, in The Monarch Cement Company’s 2010 Annual Report to Stockholders (filed herewith as Exhibit 13) under the headings:

·	Description of the Business;
·	Lines of Business; and
·	Note 10, Lines of Business, of Notes to Consolidated Financial Statements.

The Company did not introduce any new products nor begin to do business in a new industry segment during 2010.

The Company owns and operates quarries located near its Humboldt, Kansas plant. Such quarries contain all essential raw materials presently used by the Company. The Company’s total reserves, including these quarries and other property located near the plant, are estimated to be sufficient to maintain operations at the Humboldt plant’s present capacity for more than 50 years, although not all reserves are currently permitted.

The Company’s products are marketed under registered trademarks using the name “MONARCH”. With the exception of this trademark, the Company’s operations are not materially dependent on any trademarks, franchises, patents or on any licenses relating to the use thereof.

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

Variations in weather conditions from year-to-year significantly affect the demand for our products during any particular quarter; however, our Company’s highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.

It is necessary for the Company to invest a significant portion of its working capital in inventories.  At December 31, 2010 the Company had inventories as follows:

1.

Cement	$5,665,411
Work in process	2,095,963
Building products	4,692,327
Fuel, gypsum and other materials	5,838,637
Operating and maintenance supplies	11,751,562
Total	$30,043,900

The Company is heavily dependent upon the construction industry and is directly affected by the level of activity in that industry. However, no customer accounted for 10% or more of the Company’s consolidated net revenue during 2010, 2009 or 2008.

Backlog of customers’ orders is not a material factor in the Company’s business.

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

The Company has, during the past several years, made substantial capital expenditures for pollution control equipment. The Company also incurs normal operating and maintenance expenditures in connection with its pollution control equipment. The EPA has published modifications to the National Emission Standard for Hazardous Air Pollutants (NESHAP) regulation in the Federal Register.  The date for compliance with these modifications by all U.S. cement plants is September 9, 2013.  Since the Company does not currently meet certain emission limitations included in latest regulations issued by the EPA, additional pollution control equipment expenditures in its Cement Business are planned over the next few years to comply with these new regulations. NESHAP regulations also require us to install analyzers capable of continuously monitoring certain pollutants. Analyzers capable of continuously monitoring these pollutants at the extremely low levels (i.e. emissions of particulate matter are limited to 3 parts per million) specified in the regulation do not currently exist. We are partnering with an analyzer manufacturer to assist in the development of the required technology. Other projects in the planning and design phases include an overland conveyor system to improve efficiencies in moving raw materials. Due to the reduction in sales caused by the economic slowdown, and the uncertainty of the total amount of capital expenditures required to become compliant with NESHAP, we are indefinitely postponing this project.  We refer to the “Capital Resources” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report to Stockholders for a more detailed description of the Company’s capital resources and improvements under consideration. Such description is incorporated herein by reference.

2.

At December 31, 2010, the Company and its subsidiaries employed approximately 610 employees including 465 hourly employees and 145 salaried employees, which included plant supervisory personnel, sales and executive staff. Of the 610 total employees, approximately 34% are union employees covered by various collective bargaining agreements.  None of these agreements expire in 2011.  The Company believes it has a good working relationship with its employees and has been successful in negotiating multi-year union contracts without work stoppages.

All of the Company’s operations and sales are in one geographic area consisting primarily of the State of Kansas, the State of Iowa, southeast Nebraska, western Missouri, northwest Arkansas and northern Oklahoma.

The Monarch Cement Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed with or furnished to the Securities and Exchange Commission, are available free of charge through the “SEC Filings” link of the Company’s website, http://www.monarchcement.com, as soon as reasonably practicable after filing with or furnished to the SEC. These reports are also available to read and copy at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.   Risk Factors

We are identifying important risks and uncertainties that could affect the Company’s results of operations, financial condition or business and that could cause them to differ materially from the Company’s historical results of operations, financial condition or business, or those contemplated by forward-looking statements made herein or elsewhere, by, or on behalf of, the Company.  Factors that could cause or contribute to such differences include, but are not limited to, those factors referred to below.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s 2010 Annual Report to Stockholders in the “Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings:

·	Accounting and Disclosure Rules Impact;
·	Market Risks;
·	Inflation; and
·	Environmental Regulations.

We depend on construction activity levels, which tend to be cyclical.  Our operating results depend on residential, commercial and governmental construction activity and spending levels which tend to be cyclical.  Construction activity and spending levels are influenced by interest rates, inflation, environmental laws and regulations, employment levels and the availability of funds for construction projects. Economic downturns may lead to recessions in the construction industry, either in individual markets or nationally.  These cyclical downturns in construction activity in our market area, which we cannot control, significantly affect our business.

3.

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

A decline in public sector construction and reductions in governmental funding could adversely affect our operations and results.  If spending on publicly funded construction is reduced significantly as a result of a loss of federal funding or a significant reduction in state or federal budgets, our earnings could be negatively affected.

Competition in our industry could adversely affect our results of operations.  All of the markets we operate in are highly competitive.  We compete with several other domestic suppliers of cement, concrete and concrete products, as well as with importers of foreign cement.  Many factors affect the competitive environments we face in our markets.  Among others, they include the number of competitors in the market, the pricing policies of those competitors, the financial strength of those competitors, the total production capacity serving the market, the barriers that potential competitors face to enter the market, the proximity of natural resources to the market, as well as economic conditions and product demand within the market.  Such factors come together in our market in varying ways, sometimes in ways that adversely impact demand for and pricing of our products.

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

4.

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

Climate change and climate change legislation or regulations may adversely impact our business.  In the past a number of governmental bodies have introduced or contemplated legislative and regulatory changes in response to the potential impacts of climate change that, if enacted, would have limited and reduced greenhouse gas emissions through a “cap and trade” system of allowances and credits, among other provisions.  In addition, the Environmental Protection Agency (EPA) has required large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions and has proposed a permitting process for large emitters.  Any such “cap-and-trade” system or other limitations imposed on the emission of “greenhouse gases” could have a material adverse affect on our financial position, results of operation or cash flows.

Litigation could affect our profitability.  The nature of our business exposes us to various litigation matters including product liability claims, employment, health and safety matters, environmental matters, regulatory and administrative proceedings, governmental investigations, tort claims and contract disputes.  We contest these matters vigorously and file insurance claims where appropriate.  However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of existing or future litigation.

See Item 3, “Legal Proceedings” below for a discussion of the Company’s current material litigation matters.

Item 1B.   Unresolved Staff Comments

None.

Item 2.      Properties

The Company’s corporate office and cement plant, including equipment and raw materials are located at Humboldt, Kansas, approximately 110 miles southwest of Kansas City, Missouri. The Company owns approximately 5,000 acres of land on which the Humboldt plant, offices and all essential raw materials are located. Construction completed in 2006 increased our plant’s capacity allowing us to produce in excess of one million tons of cement per year. Producing at that level, raw material reserves are estimated to be sufficient to maintain operations at this plant for more than 50 years, although not all reserves are currently accessible under existing governmental permits and approvals. The Company believes that this plant and equipment are suitable and adequate for its current level of operations and provides for increases in market demand.

5.

The Company also owns approximately 250 acres of land in Des Moines, Iowa on which it operates a cement terminal. The Company transfers cement produced in Humboldt, Kansas to this terminal for distribution to Iowa customers. The Company also owns a rock quarry located near Earlham, Iowa, approximately 30 miles west of Des Moines, Iowa. Approximately 300 acres of this 400 acre tract have been quarried and the Company has contracted with a third party to quarry and sell the remaining rock. This quarry operation will not have a material effect on the Company’s overall operations.

The Company owns various companies which sell ready-mixed concrete, concrete products and sundry building materials within the Humboldt cement plant’s primary market. Various equipment and facility improvements in this line of business ensure these plants are suitable and adequate for their current level of operations and provide for increases in market demand. No single location has a material effect on the Company’s overall operations.

Item 3.      Legal Proceedings

The Company self-reported potential violations of certain permitting requirements of the Kansas Department of Health and Environment (KDHE). As a result, the Company was notified by letter dated April 27, 2009 of allegations by KDHE that the Company has performed multiple modifications and alterations at the Company’s facility for which the Company did not apply for or obtain the KDHE construction permits required by the Kansas Air Quality Act and related regulations. KDHE also alleged that the Company did not apply for or obtain from KDHE the necessary permits for modifications or alterations to a facility that are significant for Prevention of Significant Deterioration (PSD). Based on these allegations, KDHE proposes to assess a civil penalty of $351,000, and to require the Company to submit a new, complete PSD permit application, including therein a proposal by the Company for installation of air emission controls to achieve Best Available Control Technology (BACT) as provided in applicable regulations. The Company does not agree with certain of KDHE’s factual and legal allegations, and is attempting to resolve these issues through negotiation and mutual agreement between the Company and KDHE. The Company reserves all legal rights in the event such a resolution cannot be reached. As of December 31, 2010, it is probable that losses may result, but such losses are estimated to be insignificant.

Item 4.      [Removed and Reserved]

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s 2010 Annual Report to Stockholders under the heading “Stock Market and Dividend Data”. In addition we submit the following information:

6.

The Company’s Board of Directors is responsible for determining the amount and timing of dividend payments. All dividends are discretionary and are based on past financial performance and availability of funds. For several years the Company has paid a dividend in January, March, June and September. For each of the four dividend payments of 2010, the Board of Directors declared a $0.23 per share dividend. The Company is not restricted regarding payment of dividends, but its ability to do so is subject to its satisfaction of a financial covenant provided in the terms and conditions of our loan agreement. This covenant requires the Company to maintain a tangible net worth of $90 million and an adjusted tangible net worth, which is tangible net worth before accumulated other comprehensive income, of $95 million. The Company was in compliance with these requirements at year end. The minimum net worth requirements could impact the Company’s ability to pay dividends in the future.

The Company does not have any compensation plans or individual compensation arrangements under which equity securities of the registrant are authorized for issuance to employees or non-employees.

The Company did not sell any of its equity securities during 2010 or 2009. In 1996, our Board of Directors authorized the purchase, through open market transactions, of up to 400,000 shares of our Company’s common stock.  Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. No repurchases of capital stock or Class B capital stock were made by the Company during the fourth quarter in 2010. No repurchases were made by the Company in 2009.  As of December 31, 2010, the Company continued to have the authority, exercisable in management’s discretion, to purchase up to 113,152 shares of our capital stock.

Item 6.      Selected Financial Data

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item under the heading “Selected Financial Data – For the Five Years Ended December 31, 2010” on page 1 of The Monarch Cement Company’s 2010 Annual Report to Stockholders.

Item 7.      Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s 2010 Annual Report to Stockholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In addition we submit the following information:

The Company does not have any off-balance sheet arrangements.

7.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s 2010 Annual Report to Stockholders in the “Capital Resources” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks”. In addition we submit the following information:

In December 2010, Monarch entered into an amendment to the loan agreement with its current lender, Bank of Oklahoma, N.A., to, among other things, renew and modify the terms of Monarch’s term loan and revolving line of credit. Monarch’s current secured credit commitment consists of a $17.8 million term loan maturing December 31, 2014 and a $15.0 million line of credit maturing December 31, 2011. The Company had $11.9 million of bank loans as of December 31, 2010. The amendment adds a financial covenant that requires the Company to pledge its investment account to the Bank of Oklahoma, N.A. as collateral for the term loan and revolving line of credit. The fair value of the investment account pledged as collateral was $20.6 million as of December 31, 2010. The proceeds of the sale of any assets held in the investment account would be paid to the Bank of Oklahoma, N.A. to be applied to the balance of the revolving line of credit and then to the term loan, at the lender’s discretion. Under the amended loan agreement, interest rates on the Company’s line of credit remain variable and are based on the lender’s national prime rate less 0.50% with a 3.50% interest rate minimum or floor. Interest rates on the Company’s term loan remain variable and are based on the lender’s national prime rate less 0.75% with a 3.00% interest rate minimum or floor.

Prior to the renewal, interest on the line of credit varied with the lender’s national prime rate less 0.50% with a 3.50% interest rate minimum or floor for 2010. Interest on the line of credit varied with the lender’s national prime rate less 1.25% with a 2.50% interest rate minimum or floor for 2009. Interest on the Company’s term loan was variable and was based on the lender’s national prime rate less 0.75% with a 3.00% interest rate minimum or floor for 2010 and 2009.

Item 8.      Financial Statements and Supplementary Data

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s 2010 Annual Report to Stockholders under the headings:

·	Report of Independent Registered Public Accounting Firm (BKD, llp--related to financial statements);
·	Consolidated Balance Sheets--December 31, 2010 and 2009;
·	Consolidated Statements of Income--For the Years Ended December 31, 2010, 2009 and 2008;
·	Consolidated Statements of Comprehensive Income--For the Years Ended December 31, 2010, 2009 and 2008;
·	Consolidated Statements of Stockholders’ Equity and Noncontrolling Interests--For the Years Ended December 31, 2010, 2009 and 2008;

8.

·	Consolidated Statements of Cash Flows--For the Years Ended December 31, 2010, 2009 and 2008; and
·	Notes to Consolidated Financial Statements--December 31, 2010, 2009 and 2008.

Item 9.      Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure

None

Item 9a.    Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its President and Chairman of the Board of Directors and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, including its President and Chairman of the Board of Directors and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s President and Chairman of the Board of Directors and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item with respect to internal control over financial reporting is incorporated herein by reference to the material responsive to this Item with respect to such information in The Monarch Cement Company’s 2010 Annual Report to Stockholders under the following headings:

·	Management’s Report on Internal Control Over Financial Reporting; and
·	Report of Independent Registered Public Accounting Firm (BKD, llp--related to internal control over financial reporting).

In addition, we submit the following information:

There has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.    Other Information

There was no information required to be disclosed, but not reported, in a report on Form 8-K during the fourth quarter of 2010.

9.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s definitive proxy statement prepared in connection with its 2011 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following headings of said proxy statement:

·	Election of Directors;
·	Information Concerning Nominees for Election to Board of Directors and Directors Continuing in Office;
·	Specific Experience, Qualifications, Attributes and Skills of Our Directors and Nominees;
·	Information Concerning Executive Officers;
·	Section 16(a) Beneficial Ownership Reporting Compliance;
·	Nomination of Directors;
·	Executive Compensation; and
·	Audit Committee Report.

In addition we submit the following information:

The Company has adopted an Ethics Policy for directors, corporate officers and corporate staff employees including, our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. This Ethics Code is posted on our internet website (http://www.monarchcement.com) under “About Us, Ethics Policy” and is available for your examination. Any substantive amendment to, or waiver from, a provision of this Code that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions will be disclosed in a report on Form 8-K.

Item 11.    Executive Compensation

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s definitive proxy statement prepared in connection with its 2011 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following headings of said proxy statement:

·	Executive Compensation;
·	Defined Benefit Retirement Plan;
·	Severance Pay Plan;
·	Compensation Discussion and Analysis;
·	Compensation Committee Report;
·	Compensation Committee Interlocks and Insider Participation; and
·	Board Leadership Structure and Role in Risk Oversight.

10.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s definitive proxy statement prepared in connection with its 2011 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following heading of said proxy statement:

·	Security Ownership of Certain Beneficial Owners and Management.

In addition we submit the following information:

The Company does not have any compensation plans or individual compensation arrangements under which equity securities of the registrant are authorized for issuance to employees or non-employees.

Item 13.    Certain Relationships and Related Transactions, and Director
Independence

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s definitive proxy statement prepared in connection with its 2011 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following headings of said proxy statement:

·	Related Party Transactions;
·	Nomination of Directors; and
·	Audit Committee Report.

Item 14.    Principal Accounting Fees and Services

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s definitive proxy statement prepared in connection with its 2011 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following heading of said proxy statement:

·	Independent Auditors.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

11.

Financial Statements

Pursuant to General Instruction G(2) to Form 10-K, the following is a list of the information required by this Item which is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s 2010 Annual Report to Stockholders under the headings:

·	Report of Independent Registered Public Accounting Firm (BKD, llp--related to financial statements);
·	Consolidated Balance Sheets--December 31, 2010 and 2009;
·	Consolidated Statements of Income--For the Years Ended December 31, 2010, 2009 and 2008;
·	Consolidated Statements of Comprehensive Income--For the Years Ended December 31, 2010, 2009 and 2008;
·	Consolidated Statements of Stockholders’ Equity and Noncontrolling Interests--For the Years Ended December 31, 2010, 2009 and 2008;
·	Consolidated Statements of Cash Flows--For the Years Ended December 31, 2010, 2009 and 2008; and
·	Notes to Consolidated Financial Statements--December 31, 2010, 2009 and 2008.

Financial Statement Schedules

Schedule II -- Valuation and Qualifying Accounts

Exhibits

3(i)	Articles of Incorporation. (Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-2757) as Exhibit 3(i) and incorporated herein by reference.)

3(ii)	By-laws. (Filed with the Company’s Current Report on Form 8-K dated April 12, 2006 (File No. 0-2757) as Exhibit 3(ii) and incorporated herein by reference.)

10.1
Loan agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch Cement Company. (Filed with the Company’s Current Report on Form 8-K dated May 14, 2010 (File No. 0-2757) as Exhibit 10.1 and incorporated herein by reference.)

10.1(a)
First amendment to agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch Cement Company. (Filed with the Company’s Current Report on Form 8-K dated May 14, 2010 (File No. 0-2757) as Exhibit 10.1(a) and incorporated herein by reference.)

10.1(b)
Second amendment to agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch Cement Company as amended by first amendment dated December 31, 2002. (Filed with the Company’s Current Report on Form 8-K dated May 14, 2010 (File No. 0-2757) as Exhibit 10.1(b) and incorporated herein by reference.)

12.

10.1(c)
Third amendment to agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch Cement Company as amended by first amendment dated December 31, 2002 and second amendment dated December 31, 2003. (Filed with the Company’s Current Report on Form 8-K dated May 14, 2010 (File No. 0-2757) as Exhibit 10.1(c) and incorporated herein by reference.)

10.1(d)
Fourth amendment to agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch Cement Company as amended by first amendment dated December 31, 2002, second amendment dated December 31, 2003 and third amendment dated December 31, 2004. (Filed with the Company’s Current Report on Form 8-K dated May 14, 2010 (File No. 0-2757) as Exhibit 10.1(d) and incorporated herein by reference.)

10.1(e)
Fifth amendment to agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch Cement Company as amended by first amendment dated December 31, 2002, second amendment dated December 31, 2003, third amendment dated December 31, 2004 and fourth amendment dated January 1, 2006. (Filed with the Company’s Current Report on Form 8-K dated May 14, 2010 (File No. 0-2757) as Exhibit 10.1(e) and incorporated herein by reference.)

10.1(f)
Sixth amendment to agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch Cement Company as amended by first amendment dated December 31, 2002, second amendment dated December 31, 2003, third amendment dated December 31, 2004, fourth amendment dated January 1, 2006 and fifth amendment dated December 31, 2006. (Filed with the Company’s Current Report on Form 8-K dated May 14, 2010 (File No. 0-2757) as Exhibit 10.1(f) and incorporated herein by reference.)

10.1(g)
Seventh amendment to agreement dated January 1, 2001, between the Bank of Oklahoma N.A. and The Monarch Cement Company as amended by first amendment dated December 31, 2002, second amendment dated December 31, 2003, third amendment dated December 31, 2004, fourth amendment dated January 1, 2006, fifth amendment dated December 31, 2006, and sixth amendment dated December 31, 2007. (Filed with the Company’s Current Report on Form 8-K dated May 14, 2010 (File No. 0-2757) as Exhibit 10.1(g) and incorporated herein by reference.)

10.1(h)
Eighth amendment to agreement dated January 1, 2001 between the Bank of Oklahoma, N.A. and The Monarch Cement Company as amended by first amendment dated December 31, 2002, second amendment dated December 31, 2003, third amendment dated December 31, 2004, fourth amendment dated January 1, 2006, fifth amendment dated December 31, 2006, sixth amendment dated December 31, 2007, and seventh amendment dated December 31, 2008. (Filed with the Company’s Current Report on Form 8-K dated May 14, 2010 (File No. 0-2757) as Exhibit 10.1(h) and incorporated herein by reference.)

13.

10.1(i)
Ninth amendment to agreement dated January 1, 2001 between the Bank of Oklahoma, N.A. and The Monarch Cement Company as amended by first amendment dated December 31, 2002, second amendment dated December 31, 2003, third amendment dated December 31, 2004, fourth amendment dated January 1, 2006, fifth amendment dated December 31, 2006, sixth amendment dated December 31, 2007, seventh amendment dated December 31, 2008, and eighth amendment dated December 31, 2009. (Filed with the Company’s Current Report on Form 8-K dated January 5, 2011 (File No. 0-2757) as Exhibit 10.1(i) and incorporated herein by reference.)

10.1(j)
The Commercial Pledge and Security Agreement related to agreement dated January 1, 2001 between the Bank of Oklahoma, N.A. and The Monarch Cement Company as amended by first amendment dated December 31, 2002, second amendment dated December 31, 2003, third amendment dated December 31, 2004, fourth amendment dated January 1, 2006, fifth amendment dated December 31, 2006, sixth amendment dated December 31, 2007, seventh amendment dated December 31, 2008, eighth amendment dated December 31, 2009 and ninth amendment dated December 31, 2010. (Filed with the Company’s Current Report on Form 8-K dated February 7, 2011 (File No. 0-2757) as Exhibit 10.1(j) and incorporated herein by reference.)

13	2010 Annual Report to Stockholders.

21	Subsidiaries of the Registrant.

31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated March 16, 2011.

32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated March 16, 2011.

14.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Monarch Cement Company
(Registrant)

By: /s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr.
President

Date: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jack R. Callahan Jack R. Callahan Director	By: /s/ Gayle C. McMillen Gayle C. McMillen Director

Date: March 16, 2011	Date: March 16, 2011

By: /s/ Ronald E. Callaway Ronald E. Callaway Director	By: /s/ Byron K. Radcliff Byron K. Radcliff Director

Date: March 16, 2011	Date: March 16, 2011

By: /s/ David L. Deffner David L. Deffner Director	By: /s/ Walter H. Wulf, Jr. Walter H. Wulf, Jr. President, Chairman of the Board, and Director (principal executive officer)

Date: March 16, 2011	Date: March 16, 2011

By: /s/ Robert M. Kissick Robert M. Kissick Director	By: /s/ Debra P. Roe Debra P. Roe, CPA Chief Financial Officer and Assistant Secretary-Treasurer (principal financial officer and principal accounting officer)

Date: March 16, 2011	Date: March 16, 2011

15.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

Audit Committee, Board of Directors and Stockholders
The Monarch Cement Company
Humboldt, Kansas

In connection with our audit of the consolidated financial statements of The Monarch Cement Company for each of the three years in the period ended December 31, 2010, we have also audited the following financial statement schedules.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic consolidated financial statements.  The schedules are presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and are not a required part of the consolidated financial statements.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

Kansas City, Missouri
March 16, 2011

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

SCHEDULE II ‑‑ VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2010

		Additions
	Balance at	Charged to	Deduction	Balance
	Beginning	Costs and	from	at End
Description	of Period	Expenses	Reserves	of Period
			(1)
For the Year Ended December 31, 2010:
Reserve for doubtful accounts	$911,000	$139,000	$343,000	$707,000

For the Year Ended December 31, 2009:
Reserve for doubtful accounts	$788,000	$214,000	$91,000	$911,000

For the Year Ended December 31, 2008:
Reserve for doubtful accounts	$640,000	$428,000	$280,000	$788,000

(1) Writeoff of uncollectible accounts, net of collections on accounts previously written off.

17.

EXHIBIT INDEX

 Exhibit
 Number                                            Description

13                    2010 Annual Report to Stockholders.

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
                             of the Board dated March 16, 2011.

32.2                 18 U.S.C. Section 1350 Certificate of the Chief Financial Officer
                             dated March 16, 2011.