Form 10-Q
period 2011-03-31
MONARCH CEMENT CO
filed 2011-05-10
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2011, or

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
YES           NO   X

As of May 2, 2011, there were 2,645,378 shares of Capital Stock, par value $2.50 per share outstanding and 1,473,390 shares of Class B Capital Stock, par value $2.50 per share outstanding.

PART I  -  FINANCIAL INFORMATION

The condensed consolidated financial statements included in this report have been prepared by our Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Our Company believes that the disclosures are adequate to make the information presented not misleading.  The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented.  Those adjustments consist only of normal, recurring adjustments.  The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Company's most recent annual report on Form 10-K for 2010 filed with the Securities and Exchange Commission.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Item 1.       Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2011 and December 31, 2010

ASSETS	2011	2010
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$3,109,280	$2,695,267
Receivables, less allowances of $737,000 in 2011 and
$707,000 in 2010 for doubtful accounts	11,984,071	12,016,919
Inventories, priced at cost which is not in excess of market-
Finished cement	$5,134,225	$5,665,411
Work in process	1,815,317	2,095,963
Building products	5,013,742	4,692,327
Fuel, gypsum, paper sacks and other	6,689,034	5,838,637
Operating and maintenance supplies	12,094,148	11,751,562
Total inventories	$30,746,466	$30,043,900
Refundable federal and state income taxes	1,785,530	-
Deferred income taxes	735,000	735,000
Prepaid expenses	584,944	125,787
Total current assets	$48,945,291	$45,616,873
PROPERTY, PLANT AND EQUIPMENT, at cost, less
accumulated depreciation and depletion of $175,436,082
in 2011 and $173,656,095 in 2010	83,524,548	84,912,099
DEFERRED INCOME TAXES	17,817,393	19,254,393
INVESTMENTS	24,790,533	23,984,320
OTHER ASSETS	256,357	331,143
	$175,334,122	$174,098,828

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,306,377	$5,054,236
Line of credit payable	5,857,050	-
Current portion of advancing term loan	2,849,989	2,823,648
Accrued liabilities	6,050,922	7,932,115
Total current liabilities	$20,064,338	$15,809,999
LONG-TERM DEBT	8,402,010	9,154,087
ACCRUED POSTRETIREMENT BENEFITS	35,163,227	34,782,978
ACCRUED PENSION EXPENSE	13,187,633	12,723,073
STOCKHOLDERS' EQUITY:
Capital stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued and Outstanding 2,538,028
shares at 3/31/2011 and 2,532,328 shares at 12/31/2010	$6,345,070	$6,330,820
Class B capital stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-
share basis - Authorized 10,000,000 shares, Issued and Outstanding
1,474,990 shares at 3/31/2011 and 1,480,690 shares at 12/31/2010	3,687,475	3,701,725
Retained earnings	98,204,787	102,270,564
Accumulated other comprehensive loss	(9,720,418)	(10,674,418)
Total stockholders' equity	$98,516,914	$101,628,691
	$175,334,122	$174,098,828

See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND RETAINED EARNINGS
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	2011	2010
NET SALES	$17,410,715	$18,194,726
COST OF SALES	21,064,130	20,658,998
Gross loss from operations	$(3,653,415)	$(2,464,272)
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,831,304	3,887,518
Loss from operations	$(7,484,719)	$(6,351,790)
OTHER INCOME (EXPENSE):
Interest income	$48,884	$50,886
Interest expense	(76,780)	(122,123)
Gain on sale of equity investments	2,613,056	4,172
Dividend Income	57,914	74,114
Other, net	165,868	772,415
	$2,808,942	$779,464

Loss before benefit from income taxes	$(4,675,777)	$(5,572,326)
BENEFIT FROM INCOME TAXES	(610,000)	(875,000)

NET LOSS	$(4,065,777)	$(4,697,326)

RETAINED EARNINGS, beginning of period	102,270,564	105,989,712
RETAINED EARNINGS, end of period	$98,204,787	$101,292,386
Basic loss per share	$(1.01)	$(1.17)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	2011	2010
NET LOSS	$(4,065,777)	$(4,697,326)
UNREALIZED APPRECIATION (DEPRECIATION)
ON AVAILABLE FOR SALE SECURITIES
(Net of deferred tax expense (benefit) of $1,680,000
and $264,000 for 2011 and 2010, respectively)	2,523,056	400,172

LESS: RECLASSIFICATION ADJUSTMENT FOR
REALIZED GAINS (LOSSES) INCLUDED IN
NET LOSS (net of deferred tax (benefit) expense
of $1,044,000 and $-0- for 2011 and 2010, respectively)	1,569,056	4,172

POSTRETIREMENT LIABILITY (net of deferred tax
(benefit) expense of $-0- and $-0- for 2011 and
2010, respectively)	-	685,000
COMPREHENSIVE LOSS	$(3,111,777)	$(3,616,326)
See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	2011	2010
OPERATING ACTIVITIES:
Net loss	$(4,065,777)	$(4,697,326)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation, depletion and amortization	2,649,701	2,893,295
Deferred income taxes	801,000	(12,000)
Gain on disposal of assets	(33,782)	(34,523)
Realized gain on sale of equity investments	(2,613,056)	(4,172)
Gain on disposal of other assets	-	(700,000)
Postretirement benefit and pension expense	844,809	1,646,759
Change in assets and liabilities:
Receivables, net	32,848	(906,864)
Inventories	(702,566)	(613,687)
Refundable income taxes	(1,785,530)	(1,547,901)
Prepaid expenses	(459,157)	(364,782)
Other assets	750	750
Accounts payable and accrued liabilities	167,442	970,855
Net cash used for operating activities	$(5,163,318)	$(3,369,596)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$(1,146,259)	$(2,164,332)
Proceeds from disposals of property, plant and equipment	41,422	47,375
Proceeds from disposals of other assets	-	700,000
Payment for purchases of equity investments	(142,803)	(47,800)
Proceeds from disposals of equity investments	3,539,645	165,900
Net cash provided by (used for) investing activities	$2,292,005	$(1,298,857)

FINANCING ACTIVITIES:
Increase in line of credit, net	$5,857,050	$6,586,466
Payments on bank loans	(698,199)	(676,008)
Payments on other long-term debt	(27,537)	(25,616)
Cash dividends paid	(1,845,988)	(1,851,131)
Net cash provided by financing activities	$3,285,326	$4,033,711

Net Increase (decrease) in cash and cash equivalents	$414,013	$(634,742)
Cash and Cash Equivalents, beginning of year	2,695,267	2,149,397
Cash and Cash Equivalents, end of period	$3,109,280	$1,514,655

Interest paid, net of amount capitalized	$76,780	$119,826
Income taxes paid, net of refunds	510,000	-
Capital equipment additions included in accounts payable	61,990	90,111

See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010 (Unaudited), and December 31, 2010

1.	For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10-K.

2.
Our Ready-Mixed Concrete Business includes precast concrete construction which involve short-term and long-term contracts. Short-term contracts for specific projects are generally of three to six months in duration. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Revenues for these contracts are recognized under the percentage of completion method of accounting using cost-to-cost measures. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Full provision is made for any anticipated losses. The majority of the long-term contracts will allow only scheduled billings and contain retainage provisions under which 5 to 10% of the contract invoicing may be withheld by the customer pending project completion. As of March 31, 2011, the amount of billed retainage which is included in accounts receivable was approximately $339,000, all of which is expected to be collected within one year. The amount of billed retainage which was included in accounts receivable at December 31, 2010 was approximately $120,000. The amount of unbilled revenue in accounts receivable was approximately $196,000 and $380,000 at March 31, 2011 and December 31, 2010, respectively. Unbilled revenue contained approximately $11,000 and $43,000 of not-currently-billable retainage at March 31, 2011 and December 31, 2010, respectively, which is expected to be collected within one year.

3.
As of March 31, 2011, the amount of accounts payable related to property, plant and equipment was $61,990 compared to December 31, 2010 which was $12,495.

Depreciation, depletion and amortization related to manufacturing operations are recorded in Cost of Sales, those related to general operations are recorded in Selling, General and Administrative Expenses, and those related to non-operational activities are in Other, net on the Condensed Consolidated Statements of Loss and Retained Earnings.

4.
For the three months ended March 31, 2011, we incurred a temporary LIFO liquidation gain due to reductions in finished cement and work in process inventory of $.2 million which we expect to be restored by the end of the year. The temporary LIFO liquidation gain has been deferred as a component of accrued liabilities. We incurred a temporary LIFO liquidation gain of $.2 million due to reductions in finished cement and work in process inventory during the three months ended March 31, 2010. The temporary LIFO liquidation gain was deferred as a component of accrued liabilities.

5.
Our Company groups its operations into two lines of business - Cement Business and Ready-Mixed Concrete Business. The "Cement  Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products, precast concrete construction, and sundry building materials business. Corporate assets for 2011 include cash and cash equivalents, refundable income taxes, deferred income taxes, investments and other assets. Corporate assets for 2010 include include cash and cash equivalents, deferred income taxes, investments and other assets. Following is information for each line for the periods indicated:

		Ready- Mixed	Adjustments
	Cement Business	Concrete Business	and Eliminations	Consolidated
For the Three Months Ended 03/31/11
Sales to unaffiliated customers	$6,107,144	$11,303,571	$-	$17,410,715
Intersegment sales	2,190,001	-	(2,190,001)	-
Total net sales	$8,297,145	$11,303,571	$(2,190,001)	$17,410,715
Loss from operations	$(4,938,383)	$(2,546,336)		$(7,484,719)
Other income, net				2,808,942
Loss before income taxes				$(4,675,777)
Capital Expenditures	$527,091	$668,663		$1,195,754

		Ready- Mixed	Adjustments
	Cement Business	Concrete Business	and Eliminations	Consolidated
For the Three Months Ended 03/31/10
Sales to unaffiliated customers	$6,945,883	$11,248,843	$-	$18,194,726
Intersegment sales	2,351,659	-	(2,351,659)	-
Total net sales	$9,297,542	$11,248,843	$(2,351,659)	$18,194,726
Loss from operations	$(3,260,410)	$(3,091,380)		$(6,351,790)
Other income, net				779,464
Loss before income taxes				$(5,572,326)
Capital Expenditures	$465,318	$1,040,647		$1,505,965

Balance as of 3/31/11
Identifiable Assets	$89,181,465	$37,658,564	$126,840,029
Corporate Assets			48,494,093
			$175,334,122
Balance as of 3/31/10
Identifiable Assets	$95,881,164	$40,212,936	$136,094,100
Corporate Assets			42,595,208
			$178,689,308

6.
Realized gains (losses) on equity investments are computed using the specific identification method. The Company defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company measures fair value using the following fair value hierarchy which is based on three levels of inputs intended to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities.
Level 2 - observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Cash and cash equivalents, receivables, accounts payable and long-term debt have carrying values that approximate fair values. Equity securities for which the Company has no immediate plan to sell but that may be sold in the future are classified as available for sale.  If the fair value of the equity security is readily determinable, it is carried at fair value and unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Realized gains and losses, based on the specifically identified cost of the security, are included in net income (loss). The Company's valuation techniques used to measure the fair value of its marketable equity securities were derived from quoted prices in active markets for identical assets. Equity securities whose fair value is not readily determinable are carried at cost unless the Company is aware of significant adverse effects which have impaired the investments. Investments that are recorded at cost are evaluated quarterly for events that may adversely impact their fair value.

The aggregate amount of equity securities carried at cost, for which the Company has not elected the fair value option, was $2.5 million as of March 31, 2011.  The remaining $22.3 million in equity security investments are stated at fair value. As of December 31, 2010, the aggregate amount of equity securities carried at cost was $2.4 million and the remaining $21.6 million in equity security investments were stated at fair value. The following table summarizes the bases used to measure certain assets at fair value on a recurring basis in the balance sheet:

		Fair Value at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Input
Assets:	03/31/2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale equity securities
Cement industry	$9,722,904	$9,722,904	$-	$-
General building materials industry	3,725,064	3,725,064	-	-
Oil and gas refining and marketing industry	8,078,208	8,078,208	-	-
Residential construction industry	809,745	809,745	-	-
Total assets measured at fair value	$22,335,921	$22,335,921	$-	$-

Assets:	12/31/2010
Available-for-sale equity securities
Cement industry	$9,499,615	$9,499,615	$-	$-
General building materials industry	3,623,769	3,623,769	-	-
Oil and gas refining and marketing industry	7,545,978	7,545,978	-	-
Residential construction industry	896,346	896,346	-	-
Total assets measured at fair value	$21,565,708	$21,565,708	$-	$-

No reconciliation (roll forward) of the beginning and ending balances for Level 3 is presented since the Company does not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during any of the periods reported in the table above. The Company has no liabilities in either year requiring remeasurement to fair value on a recurring basis in the balance sheet. The Company has no additional assets or liabilities in either year requiring remeasurement to fair value on a non-recurring basis in the balance sheet.

The following table shows the unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

Available-for-sale equity securities	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
March 31, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Cement industry	$-	$-	$17,000	$1,116	$17,000	$1,116
Residential construction
industry	300,995	37,047	-	-	300,995	37,047
Total	$300,995	$37,047	$17,000	$1,116	$317,995	$38,163

December 31, 2010
Cement industry	$-	$-	$16,400	$1,716	$16,400	$1,716
Residential construction
industry	488,379	86,054	-	-	488,379	86,054
Total	$488,379	$86,054	$16,400	$1,716	$504,779	$87,770

March 31, 2011 Impairment Analysis - - The Company's investments in marketable equity securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each investment to market price. As a result of these evaluations, the Company did not identify any other-than-temporary impairments in investments which would have resulted in a recognized loss in earnings of equity investments. The Company did identify some specific investments in available-for-sale equity securities that were not other-than-temporarily impaired resulting in the recognition of unrealized losses (see table above). These unrealized losses relate to investments in the common stock of two companies; one in the residential construction industry and another in the cement industry. When the Company evaluated impairment by comparing the specifically identified cost of each investment to market price as of April 19, 2011, the residential construction industry securities had recovered approximately $32,000 (87.1%) of their March 31, 2011 temporary impairments. The cement industry securities slightly recovered their temporary impairments. The Company evaluated the near-term prospects of all of the issuers in relation to the severity of the impairments (fair value was approximately 11 percent less than cost in the residential construction industry investment and approximately 6 percent less than cost in the cement industry investment as of March 31, 2011) and the duration of the impairments (approximately 9 months in the residential construction industry investment and 15 months in the cement industry investment). Based on that evaluation, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

The Company owns stock in two privately-owned companies accounted for by the cost method; one in the brick industry and the other in the ethanol production industry. These investments were evaluated for impairment based on average cost and specific identification, respectively. The evaluations of the ethanol production industry investment were based on quoted prices in markets that are not active and no impairments were identified during the year. Since there is not an active market for the brick industry investment, the Company relied on a discounted future net cash flow valuation of the investee, which did not identify any impairment. As a result of those evaluations, the Company does not consider these cost-method investments to be impaired at March 31, 2011. The aggregate cost of the Company's cost-method investments totaled $2.5 million at March 31, 2011.

December 31, 2010 Impairment Analysis - - The Company's investments in marketable equity securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each investment to market price. In its third quarter evaluations, the Company identified a $0.9 million other-than-temporary impairment in its general building materials industry investments, resulting in a recognized loss in earnings of equity investments. The fair value of those investments then became the new cost basis. No further other-than-temporary impairments were identified in the fourth quarter. In its fourth quarter evaluation, the Company identified some specific investments in marketable equity securities it believes are temporarily impaired resulting in the recognition of unrealized losses (see 2010 information in table above). These unrealized losses relate to investments in the common stock of two companies; one in the residential construction industry and another in the cement industry. When the Company evaluated the impairments by comparing the specifically identified cost of each investment to market price as of February 14, 2011, the residential construction industry securities had recovered approximately $8,400 (9.8%) of their December 31, 2010 temporary impairments. The cement industry securities slightly increased their temporary impairments. The Company evaluated the near-term prospects of all of the issuers in relation to the severity of the impairments (fair value was approximately 15 percent less than cost in the residential construction industry investment and approximately 9 percent less than cost in the cement industry investment as of December 31, 2010) and the duration of the impairments (approximately 6 months in the residential construction industry investment and 12 months in the cement industry investment). Based on that evaluation, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

The Company owns stock in two privately-owned companies accounted for by the cost method; one in the brick industry and the other in the ethanol production industry. These investments were evaluated for impairment based on average cost and specific identification, respectively. The evaluations of the ethanol production industry investment were based on quoted prices in markets that are not active and no impairments were identified during the year. Since there is not an active market for the brick industry investment, the Company relied on a discounted future net cash flow valuation of the investee, which did not identify any impairment. As a result of those evaluations, the Company does not consider these cost-method investments to be impaired at December 31, 2010. The aggregate cost of the Company's cost-method investments totaled $2.4 million at December 31, 2010.

Investment Results - - The investment results for March 31, 2011 and December 31, 2010 are as follows:

	Amortized	Gross Unrealized		Fair
March 31, 2011	Cost	Gains	Losses	Value
Available for sale equity securities
Cement industry	$4,971,000	$4,752,000	$-	$9,723,000
General building materials industry	2,866,000	859,000	-	3,725,000
Oil and gas refining and marketing industry	1,910,000	6,168,000	-	8,078,000
Residential construction industry	719,000	91,000	-	810,000
Total available for sale equity securities	$10,466,000	$11,870,000	$-	$22,336,000

Less: Deferred taxes on unrealized holding gains		4,748,000
Unrealized gains recorded in equity, net of deferred tax		$7,122,000

	Amortized	Gross Unrealized		Fair
December 31, 2010	Cost	Gains	Losses	Value
Available for sale equity securities
Cement industry	$4,971,000	$4,529,000	$-	$9,500,000
General building materials industry	2,866,000	758,000	-	3,624,000
Oil and gas refining and marketing industry	2,600,000	4,946,000	-	7,546,000
Residential construction industry	849,000	47,000	-	896,000
Total available for sale equity securities	$11,286,000	$10,280,000	$-	$21,566,000

Less: Deferred taxes on unrealized holding gains		4,112,000
Unrealized gains recorded in equity, net of deferred tax		$6,168,000

7.
The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the three months ended March 31, 2011 and 2010:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Service cost	$187,917	$167,245	$162,416	$136,392
Interest cost	505,176	515,829	461,368	467,122
Less: Expected return on plan assets	484,275	431,334	-	-
Amortization of prior service cost	27,495	27,495	(13,419)	-
Recognized net actuarial loss	228,247	217,163	-	-
Unrecognized net loss	-	-	180,028	180,227
Net periodic expense	$464,560	$496,398	$790,393	$783,741

As previously disclosed in our financial statements for the year ended December 31, 2010, Monarch expects to contribute approximately $3,120,000 to the pension fund in 2011. As of March 31, 2011, we have not made any contributions.

The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets.  As previously disclosed in our financial statements for the year ended December 31, 2010, Monarch expects expenditures of approximately $1,775,000 for this plan in 2011. As of March 31, 2011, we have contributed approximately $410,000 and anticipate contributing an additional $1,365,000 on this plan in 2011 for a total of $1,775,000.

8.	Other, net contains miscellaneous nonoperating income (expense) items other than interest income, interest expense, gains on equity investments and dividend income.

9.
Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,013,018  and 4,024,198 in the first quarter of 2011 and 2010, respectively. The Company has no capital stock equivalents and therefore, does not report diluted earnings per share.

10.
The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2007. The Company believes it is not subject to any significant tax risk.  The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expenses recognized during the three months ended March 31, 2011 or March 31, 2010.

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

11.
Recently Adopted Accounting Standards

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements", which amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. Reporting entities must make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. The ASU also provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. ASU 2010-06 was effective for the Company beginning January 1, 2010 except for Level 3 reconciliation disclosures which were effective for the Company beginning January 1, 2011. The adoption of the Level 3 reconciliation disclosures did not have a material impact on our disclosures or our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition". This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The updated guidance was effective on a prospective basis for the Company beginning January 1, 2011. The adoption of these provisions did not have a material effect on the Company's consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, "Intangibles - Goodwill and Other (Topic 350)", which amends Subtopic 350-20 with modifications to Step 1 of the goodwill impairment test for those reporting units with zero or negative carrying amounts so that an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not, based on an assessment of qualitative indicators, that a goodwill impairment exists. ASU 2010-28 was effective for the Company beginning January 1, 2011. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, "Business Combinations (Topic 805)" which requires public entities that present comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred at the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These amendments were effective for the Company beginning January 1, 2011. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

New Accounting Standards Issued But Not Yet Adopted

There are currently no accounting standards that have been issued that are expected to have a significant impact on the Company's financial position, results of operations and cash flows upon adoption.

13.
Subsequent events have been evaluated through the date the financial statements were issued. Pursuant to a Stock Purchase Agreement among the Company and the owners of Kay Concrete Materials Co. ("Kay Concrete"), on April 15, 2011 the Company issued a total of 105,750 shares of the Company's capital stock, par value $2.50, having one vote per share, as part of the purchase consideration for the Company's acquisition of all of the issued and outstanding shares of common stock of Kay Concrete. In addition to its stock, the Company paid approximately $1.4 million in consideration. Various non-compete agreements, worth approximately $1.0 million, were also entered into for a five year term. Not all of the disclosures related to the acquisition and transactions recognized separately from the acquisition have been made since the initial accounting related to the business combination is incomplete.  Insufficient time after the acquisition made it impracticable to provide supplemental pro forma information for the combined entity.

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
  the effect of weather on our business;
  the effect of environmental and other government regulations;
  the availability of credit at reasonable prices; and
  the effect of federal and state funding on demand for our products.
We have described under the caption "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, and in other reports that we file with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made.

RESULTS OF OPERATIONS - CRITICAL ACCOUNTING POLICIES

Reference is made to the Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Policies incorporated herein by reference to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for accounting policies which are considered by management to be critical to an understanding of the Company's financial statements.

RESULTS OF OPERATIONS - OVERVIEW

   Our products are used in residential, commercial and governmental construction.  In recent years, the Company has spent substantial sums on major plant modifications designed to increase our cement production capacity to meet our customers' needs and to improve our production processes.  Improvements are planned over the next few years to further enhance our production processes and to meet emission limitations included in the latest regulations issued by the Environmental Protection Agency (EPA).

    The residential construction slowdown, which began during 2008 and continued through 2010, has resulted in a declining demand for cement and ready-mixed concrete. The additional slowdown in commercial construction has also impacted the demand for our cement and ready-mixed concrete. Recent economic forecasts from the Portland Cement Association (PCA) indicate the construction industry is likely to remain weak for another year or more. This weakness in the industry is putting downward pressure on the pricing of cement and ready-mixed concrete. The decline in volume and pricing pressure in the industry has adversely impacted our revenues, gross margins, and net profits. The impact of these adverse economic conditions was greater in the first quarter of 2011 than in the first quarter of 2010.

    Based on sales forecasts and inventory levels, the Company elected to reduce cement production in both the first quarter of 2010 and 2011 to undertake plant repairs and maintenance, largely using our own production personnel. The Company normally performs repairs and maintenance every winter, but the decision to use employees or outside contractors is determined by anticipated sales demand, by whether we have the internal expertise and by our inventory target levels. During the remainder of the year, the Company evaluates inventory levels and sales forecasts to determine if reductions in cement production are warranted and can be scheduled around maintenance needs.  In addition to costs that vary with the volume of production, our cost of sales includes certain fixed costs that do not vary with the volume of production. We have extremely limited ability to reduce these fixed costs in the short term. As a result, lower production levels which result from extended shutdowns generally have, and in 2010 and 2011 have had, a negative impact on our gross profit margins.

RESULTS OF OPERATIONS - FIRST QUARTER OF 2011 COMPARED TO FIRST QUARTER OF 2010

    Consolidated net sales for the three months ended March 31, 2011, decreased by $0.8 million when compared to the three months ended March 31, 2010.  Sales in our Cement Business were lower by $0.8 million and sales in our Ready-Mixed Concrete Business were essentially unchanged. Cement Business sales decreased $0.8 million due to a 12.0% decrease in volume sold. Ready-mixed concrete sales decreased $0.6 million primarily due to a 6.3% decline in cubic yards sold which was offset $0.6 million by an increase in construction contract sales of $0.4 million and an increase in brick, block and other sundry items sales of $0.2 million.

Consolidated cost of sales for the three months ended March 31, 2011, increased by $0.4 million when compared to the three months ended March 31, 2010.  Cost of sales in our Cement Business was higher by $0.8 million and cost of sales in our Ready-Mixed Concrete Business was lower by $0.4 million. Cement Business cost of sales decreased $1.0 million primarily due to the 12.0% decrease in volume sold which was more than offset by higher production costs primarily resulting from the continuation of fixed costs during production shutdowns and the inefficiencies of lower production levels. Production during the first three months of 2011 declined by 31.1% from the production levels during the first quarter of 2010. Ready-Mixed Concrete Business cost of sales decreased $0.8 million primarily due to the 6.3% decrease in cubic yards of ready-mixed concrete sold which was offset $0.4 million by increases in cost of sales for construction contracts, brick, block and other sundry items attributable primarily to a $0.6 million sales increase for such items.

Our overall gross profit rate for the three months ended March 31, 2011 was (21.0)% versus (13.5)% for the three months ended March 31, 2010. As a result of the above sales and cost of sales factors, the gross profit rate for the Cement Business declined from (21.4)%  for the three months ended March 31, 2010 to (50.5)% for the three months ended March 31, 2011. The gross profit rate for the Ready-Mixed Concrete Business improved from (8.7)%  for the three months ended March 31, 2010 to (5.0)% for the three months ended March 31, 2011.

Selling, general, and administrative expenses remained essentially unchanged for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.

Other, net decreased by $0.6 million for the three months ended March 31, 2011 over the three months ended March 31, 2010 primarily due to income from oil properties of $70,000 and a $700,000 gain related to the sale of a non-operating asset during the first three months of 2010.

Sales of equity investments during the first quarter of 2011 resulted in a gain of approximately $2.6 million.

The effective tax rates for the three months ended March 31, 2011 and 2010 were 13.0% and 15.7%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates.

LIQUIDITY

    The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2011 and December 31, 2010, cash equivalents consisted primarily of money market investments and repurchase agreements with various banks.  The FDIC, through the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), has permanently raised the standard maximum deposit insurance amount (SMDIA) to fully guarantee all deposit accounts up to $250,000. In addition, the FDIC has adopted section 343 of the Dodd-Frank Act, effective December 31, 2010, which provides for unlimited deposit insurance for noninterest-bearing transaction accounts for two years starting December 31, 2010. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules.

We are able to meet our cash needs primarily from a combination of operations, the sale of equity investments and bank loans.

    Net cash used for operating activities totaled $5.2 million and $3.4 million for the three months ended March 31, 2011 and March 31, 2010, respectively. The $1.8 million increase in the cash used for operating activities for the first three months of 2011 compared to the first three months of 2010 is primarily due to changes in net losses, realized gain on sale of equity investments, receivables, accrued postretirement benefits, gain on the disposal of other assets, and accounts payable and accrued liabilities. Despite 2011's decline in overall sales volume combined with a decline in gross profit margins compared to 2010, net losses decreased $0.6 million in the first three months of 2011 compared to the corresponding period in 2010 primarily due to the $2.6 million gain on the sale of equity investments during the first three months of 2011. The gain on the disposal of other assets in the first three months of 2010 was $0.7 million. Receivables decreased more in the first three months of 2011 than 2010 due primarily to a smaller increase in sales for March 2011 over December 2010 compared to the increase in sales for March 2010 over December 2009. Accrued postretirement benefits liability decreased $0.8 million in the first three months of 2011 over the first three months of 2010. Accounts payable excluding acquisitions of property, plant and equipment increased less for March 2011 over December 2010 compared to the the increase for March 2010 over December 2009 which resulted in 2011 providing less cash for operating activities.

    Net cash provided by investing activities totaled $2.3 million in the first three months of 2011 while $1.3 million was used in the first three months of 2010. The $3.6 million increase in net cash provided by investing activities for the first three months of 2011 compared to the first three months of 2010 is principally due to the $3.4 million increase in proceeds from disposals of equity investments in the first months of 2011 than in the corresponding period of 2010. The Company used $1.0 million less cash for the acquisition of property, plant and equipment in the first three months of 2011 than in the corresponding period of 2010, however the disposal of other assets provided $0.7 million in cash during the first three months of 2010 while there were no proceeds in the first three months of 2011.

    Net cash provided by financing activities totaled $3.3 million and $4.0 million for the three months ending March 31, 2011 and March 31, 2010, respectively. The $0.7 million decrease in cash provided in 2011 over 2010 was primarily the result of the $0.7 million decrease in the line of credit used in the first quarter of 2011 compared to the same period in 2010.

    In December 2010, Monarch entered into an amendment to the loan agreement with its current lender, Bank of Oklahoma, N.A., to, among other things, renew and modify the terms of Monarch's term loan and revolving line of credit. The amendment adds a financial covenant that requires the Company to pledge its investment account to the Bank of Oklahoma, N.A. as collateral for the term loan and revolving line of credit. The fair value of the investment account pledged as collateral was $21.5 million as of March 31, 2011. The proceeds of the sale of any assets held in the investment account would be paid to the Bank of Oklahoma, N.A. to be applied to the balance of the revolving line of credit and then to the term loan, at the lender's discretion. Monarch's secured credit commitment consists of a $17.8 million term loan maturing December 31, 2014 and a $15.0 million line of credit maturing December 31, 2011. Under the amended loan agreement, interest rate terms were not changed. The interest rate on the Company's line of credit remains variable and based on the lender's national prime rate less 0.50% with a 3.50% interest rate minimum or floor. The interest rate on the Company's term loan remains variable and based on the lender's national prime rate less 0.75% with a 3.00% interest rate minimum or floor. The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the first quarter of 2011.

    As of March 31, 2011, we had $11.1 million outstanding on the term loan and $5.9 million outstanding on the line of credit leaving a balance available on the line of credit of $9.1 million. The annual weighted average  interest rate we paid on the term loan during the first quarter of 2011 and 2010 was 3.25%. The annual weighted average interest rate we paid on the line of credit during the first quarter of 2011 and 2010 was 3.50%. As of March 31, 2011, the applicable interest rate was 3.25% on the term loan and 3.50% on the line of credit. The term loan was used to help finance the expansion project at our cement manufacturing facility. The line of credit was used during the year to fund temporary operating expenses. Our Board of Directors has given management the authority to borrow a maximum of $50 million. We have not discussed additional financing with any banks or other financial institutions; therefore, no assurances can be given that we will be able to obtain this additional borrowing on favorable terms, if at all.

    The Company has projects in the planning and design phases in addition to projects already in progress. For discussion of these projects, see "Capital Resources" below. We anticipate capital expenditures for 2011 to exceed 2010 levels, but we do not anticipate the need for additional bank financing other than that available under the existing line of credit.

    For several years the Company has paid a dividend in January, March, June and September. At the December 2010 Board of Directors' meeting, the Board declared two dividends, payable in January and March, each at $0.23 per share. Under the terms and conditions of our loan agreement, the Company's ability to pay dividends is subject to its satisfaction of a requirement to maintain a tangible net worth of $90 million and an adjusted tangible net worth, which is tangible net worth before other comprehensive income, of $95 million. The Company was in compliance with these requirements at the end of the first quarter of 2011. The minimum net worth requirements could impact the Company's ability to pay dividends in the future. Although dividends are declared at the Board's discretion and could be impacted by the minimum net worth requirements of the Company's loan agreement, we project future cash flow will support the continued payment of dividends at the current level.

    The Company has been required to make a pension contribution each of the past two years.  In 2010 and 2009, the Company contributed approximately $2.3 million and $2.1 million, respectively, to the pension fund. The decline in the bond and stock markets in 2008 significantly reduced the value of our pension funds at December 31, 2008. By December 31, 2010, actual returns on plan assets had increased the value of our pension funds enough to recover approximately 80% of the 2008 year reductions. Based on the pension laws currently in effect, any resulting increases in minimum funding requirements could cause a negative impact to our liquidity. See Note 7 for disclosures about 2011 pension contributions.

FINANCIAL CONDITION

Total assets as of March 31, 2011 were $175.3 million, an increase of $1.2 million since December 31, 2010 due primarily to increases in cash and cash equivalents, inventories, refundable income taxes, prepaid expenses, and investments. Cash and cash equivalents at March 31, 2011 includes a $2.1 million deposit in transit related to the sale of marketable equity securities.  Total inventories increased $0.7 million primarily due to a $0.9 million increase in fuel, gypsum, paper sacks and other inventory resulting from purchases of coal and petroleum coke exceeding amounts consumed in the production process. Additional increases in inventory occurred in building products ($0.3 million) and in operating and maintenance supplies ($0.3 million). These increases were partially offset by decreases in finished cement and in work in process of $0.5 million and $0.3 million, respectively, resulting from shutdowns of the production facilities during the first quarter of 2011. During 2011, we experienced a net loss during the first quarter which resulted in an increase in refundable income taxes of $1.8 million over the December 31, 2010. Prepaid expenses increased by $0.5 million primarily due to insurance deposits. Investments increased despite the sale of available-for-sale equity securities due to the increase in the market value of remaining equities held.

Cash dividends liability, which is included in accrued liabilities, decreased by $1.8 million from December 31, 2010 to March 31, 2011 due to the timing of when dividends are declared and paid.

Indebtedness increased $5.1 million during the first three months of 2011 primarily due to increased utilization of our line of credit to fund the increases in inventories, approximately $1.1 million for cash expenditures for property, plant and equipment, and to fund temporary operating expenses.

Unrealized holding gain, which is included in accumulated other comprehensive loss, increased by $1.0 million during the first quarter of 2011 primarily due to higher market prices for available-for-sale equity securities.

CAPITAL RESOURCES

    The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Capital expenditures included routine equipment purchases during the first three months of 2011, equally in the Cement Business and in the Ready-Mixed Concrete Business. During the first three months of 2011, cash expenditures for property, plant and equipment totaled approximately $1.1 million, excluding the amounts that are included in accounts payable.

    The Company does not currently meet certain emission limitations included in latest regulations issued by the EPA. For discussion on the regulations, see NESHAP discussed below under "Environmental Regulations". To comply with these new regulations, the Company will need to install additional pollution control equipment in its Cement Business. There is no proven technology that enables us to give 100% assurance that we can reach the limits required by the new regulations; however, we feel compliance is possible at our modern facility through the installation of additional pollution control equipment.  We plan to use a step approach, beginning with the installation of additional dust collectors on one of our two kilns.  Once they are installed, we will test for compliance to determine if other pollution control equipment is needed. If we are not in compliance, we will continue to install pollution control equipment, testing for compliance after each installation, until our emissions are within limits. Once we have successfully modified one kiln to meet the new emission standards, we will proceed with our second kiln. Equipment (and its estimated cost) which may be required includes additional dust collectors on both kilns ($4.0 million), upgraded dust collectors on both clinker coolers ($3.0 million), hydrated lime injection system ($0.4 million), roller mill upgrade ($6.0 million) and a chloride by-pass system ($7.0 million). Cost estimates will be updated as the modifications are engineered and priced for our facility. We are hopeful that we can comply with the new regulations without having to upgrade the roller mill or install a chloride by-pass system. We have until September 2013 to comply and may be able to get a one year extension if we have shown continuous progress toward becoming compliant. Various court challenges and legislative actions are pending against the NESHAP regulations issued by the EPA. If any of these court challenges or legislative actions are successful in delaying or overruling the regulation, we will evaluate whether or not to complete the projects currently in process.

    NESHAP regulations also require us to install analyzers capable of continuously monitoring certain pollutants. Analyzers capable of continuously monitoring these pollutants at the extremely low levels (i.e. emissions of particulate matter are limited to 3 parts per million) specified in the regulation do not currently exist. We are partnering with an analyzer manufacturer to assist in the development of the required technology and estimate we will spend approximately $0.8 million for these analyzers.

    The Company plans to invest in other miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business in 2011.  These expenditures, plus the ones discussed in the above paragraphs related to NESHAP compliance, are expected to reach approximately $7.4 million during 2011 and will be funded with a mixture of cash from operations and temporary bank loans. We do not anticipate the need for additional bank financing beyond the amount available through our existing revolving line of credit.

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

ENVIRONMENTAL REGULATIONS

    The Company's cement plant emissions are regulated by the Kansas Department of Health and Environment (KDHE) and the EPA.  KDHE is responsible for the administration and enforcement of Kansas environmental regulations, which typically mirror national regulations.

    A  recent ruling promulgated by the EPA in 2009 required us to install carbon dioxide (CO2) Continuous Emission Monitors (CEMs) to track various aspects of the production process to effectively establish a Greenhouse Gas (GHG) inventory for our cement manufacturing facility.

    The EPA Administrator has made two important findings clearing the way for EPA to regulate greenhouse gases under the Clean Air Act.  The "Endangerment Finding" clarifies EPA's belief that current and projected concentrations of six key greenhouse gases in the atmosphere pose a threat to human health and welfare.  Further, the "Cause or Contribute Finding," associates the emissions of the six named GHGs with the threat to public health and welfare.  At this time it is difficult to determine if the EPA will act on the "Endangerment Finding" what that action may involve and when it might be put into place.

    At this time, we are not aware of any proposed or pending climate change regulations. There are many variables making it difficult to predict the overall cost of carbon legislation.  It is equally difficult to determine when those costs will be realized, or even the feasibility of legislation being passed.  There is consensus in the industry that the costs of CO2 limits required through regulation or legislation could be substantial enough to fundamentally change the cement manufacturing business.

    On September 9, 2010, the EPA published modifications to the National Emission Standard for Hazardous Air Pollutants (NESHAP) regulation in the Federal Register.  The compliance date for all U.S. cement plants is September 9, 2013. The final rule differs from the proposed rule by requiring more stringent emission limitations on mercury (Hg), total hydrocarbons (THC), hydrochloric acid (HCL), and particulate matter less than 10 microns in diameter (PM 10).  Our current emission levels are below the proposed limitations for mercury and THC so additional control equipment is not required for these pollutants; however, we expect to incur increased costs for control equipment for PM 10 & HCL.  There will also be additional costs for monitoring, testing, and increased maintenance labor. Initial costs to comply are discussed above under "Capital Resources"

    On September 9, 2010 the EPA published New Source Performance Standards (NSPS) for nitrous oxide (NOx), sulphur dioxide (SO2), and particulate matter (PM 10).  The rule applies to new or modified sources.  At this time, management does not anticipate that modifications necessitated to comply with NESHAP will trigger application of NSPS.

    Although there are presently no proposed or pending climate change regulations, climate change regulation could result in (1) increased energy costs, (2) a shift toward carbon neutral fuels or carbon neutral offset strategies, and (3) increased labor costs to acquire the specialized technical expertise needed to comply with the environmental regulations.  Demand for our products could decrease due to increased pollution control costs.  Conversely, demand could increase as others try to meet their government environmental mandates by using concrete products known for their sustainability benefits and energy efficiency.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

    The Company invests in equity investments which are subject to market fluctuations. The Company had $24.8 million of equity securities, primarily of publicly traded entities, as of March 31, 2011. The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $2.5 million as of March 31, 2011. The remaining $22.3 million in equity investments, which are stated at fair value, are not hedged and are exposed to the risk of changing market prices. The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period unless they are securities for which the Company has not elected the fair value option. Securities carried at cost are adjusted for impairment, if conditions warrant. Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $1.3 million effect, net of deferred tax, on comprehensive income. At March 31, 2011, the Company evaluated all of its equity investments for impairment. The results of those evaluations are discussed in Note 6 of Notes to the Condensed Consolidated Financial Statements.

The Company also has $17.0 million of bank loans as of March 31, 2011. Interest rates on the Company's term loan and line of credit are variable, subject to interest rate minimums or floors, and are based on the lender's National Prime rate  less 0.75% and lender's National Prime rate less 0.50%, respectively.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION

Item 1.       Legal Proceedings

The Company self-reported potential violations of certain permitting requirements of the Kansas Department of Health and Environment (KDHE). As a result, the Company was notified by letter dated April 27, 2009 of allegations by KDHE that the Company has performed multiple modifications and alterations at the Company’s facility for which the Company did not apply for or obtain the KDHE construction permits required by the Kansas Air Quality Act and related regulations. KDHE also alleged that the Company did not apply for or obtain from KDHE the necessary permits for modifications or alterations to a facility that are significant for Prevention of Significant Deterioration (PSD). Based on these allegations, KDHE proposes to assess a civil penalty of $351,000, and to require the Company to submit a new, complete PSD permit application, including therein a proposal by the Company for installation of air emission controls to achieve Best Available Control Technology (BACT) as provided in applicable regulations. The Company does not agree with certain of KDHE’s factual and legal allegations, and is attempting to resolve these issues through negotiation and mutual agreement between the Company and KDHE. The Company reserves all legal rights in the event such a resolution cannot be reached. As of March 31, 2011, it is probable that losses may result, but such losses are estimated to be insignificant.

Item 5.       Other Information

    Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the Company's quarries is subject to regulation by the federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977. The information required under Section 1503(a) regarding certain mining safety and health matters is presented in Exhibit 99 to this report.

Item 6.       Exhibits

31.1  Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2  Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1  18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated May 10, 2011.

32.2  18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated May 10, 2011.

99     Dodd-Frank Act Section 1503(a) Disclosures of Mine Safety and Health Administration Safety Data

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company
(Registrant)

Date May 10, 2011	/s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr.
President and
Chairman of the Board
(principal executive officer)

Date May 10, 2011	/s/ Debra P. Roe
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
                                            and Chairman of the Board dated May 10, 2011.

32.2                            18 U.S.C. Section 1350 Certificate of the
                                            Chief Financial Officer dated May 10, 2011.

99                               Dodd-Frank Act Section 1503(a) Disclosures of Mine
                                            Safety and Health Administration Safety Data