Form 10-Q
period 2011-06-30
MONARCH CEMENT CO
filed 2011-08-09
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2011, or

[    ]         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ________________________ to ________________________ .
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   X    NO ___

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES   X      NO ___

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	___		Accelerated filer	X
Non-accelerated filer	___	(Do not check if a smaller reporting company)	Smaller reporting company	___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES          NO   X

As of July 22, 2011, there were 2,564,828 shares of Capital Stock, par value $2.50 per share outstanding and 1,465,540 shares of Class B Capital Stock, par value $2.50 per share outstanding.

PART I  -  FINANCIAL INFORMATION

The condensed consolidated financial statements included in this report have been prepared by our Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Our Company believes that the disclosures are adequate to make the information presented not misleading.  The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented.  Those adjustments consist only of normal, recurring adjustments.  The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Company's most recent annual report on Form 10-K for 2010 filed with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Item 1.       Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2011 and December 31, 2010

ASSETS	2011	2010
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$1,197,597	$2,695,267
Short-term investments, at cost which approximates fair value	10,166	-
Receivables, less allowances of $650,813 in 2011 and
$707,000 in 2010 for doubtful accounts	15,674,406	12,016,919
Inventories, priced at cost which is not in excess of market-
Finished cement	$5,149,030	$5,665,411
Work in process	1,847,228	2,095,963
Building products	4,941,766	4,692,327
Fuel, gypsum, paper sacks and other	7,091,146	5,838,637
Operating and maintenance supplies	11,898,371	11,751,562
Total inventories	$30,927,541	$30,043,900
Refundable federal and state income taxes	1,520,677	-
Deferred income taxes	735,000	735,000
Prepaid expenses	599,533	125,787
Total current assets	$50,664,920	$45,616,873
PROPERTY, PLANT AND EQUIPMENT, at cost, less
accumulated depreciation and depletion of $178,130,522
in 2011 and $173,656,095 in 2010	87,167,973	84,912,099
DEFERRED INCOME TAXES	17,539,093	19,254,393
INVESTMENTS	20,783,277	23,984,320
OTHER ASSETS	1,904,441	331,143
	$178,059,704	$174,098,828

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,787,130	$5,054,236
Line of credit payable	7,574,661	-
Current portion of long-term debt	2,873,145	2,823,648
Accrued liabilities	5,484,131	7,932,115
Total current liabilities	$21,719,067	$15,809,999
LONG-TERM DEBT	9,079,210	9,154,087
ACCRUED POSTRETIREMENT BENEFITS	35,557,759	34,782,978
ACCRUED PENSION EXPENSE	13,149,064	12,723,073
STOCKHOLDERS' EQUITY:
Capital stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued and Outstanding 2,564,828
shares at 6/30/2011 and 2,532,328 shares at 12/31/2010	$6,412,070	$6,330,820
Class B capital stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-
share basis - Authorized 10,000,000 shares, Issued and Outstanding
1,465,540 shares at 6/30/2011 and 1,480,690 shares at 12/31/2010	3,663,850	3,701,725
Additional paid-in-capital	2,485,125	-
Retained earnings	97,939,977	102,270,564
Accumulated other comprehensive loss	(11,946,418)	(10,674,418)
Total stockholders' equity	$98,554,604	$101,628,691
	$178,059,704	$174,098,828

See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS
For the Three Months and the Six Months Ended June 30, 2011 and 2010 (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
NET SALES	$31,384,137	$34,073,747	$48,794,852	$52,268,473
COST OF SALES	27,228,173	26,562,233	48,292,303	47,221,231
Gross profit from operations	$4,155,964	$7,511,514	$502,549	$5,047,242
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	4,023,396	3,861,768	7,854,700	7,749,286
Income (Loss) from operations	$132,568	$3,649,746	$(7,352,151)	$(2,702,044)
OTHER INCOME (EXPENSE):
Interest income	$31,755	$50,779	$80,639	$101,665
Interest expense	(144,197)	(158,757)	(220,977)	(280,880)
Gain on sale of equity investments	2,584,382	7,667	5,197,438	11,839
Dividend income	49,269	47,402	107,183	121,516
Other, net	91,487	(109,871)	257,355	662,544
	$2,612,696	$(162,780)	$5,421,638	$616,684
Income (Loss) before taxes	$2,745,264	$3,486,966	$(1,930,513)	$(2,085,360)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	70,000	975,000	(540,000)	100,000
NET INCOME (LOSS)	$2,675,264	$2,511,966	$(1,390,513)	$(2,185,360)

RETAINED EARNINGS, beg. of period	98,204,787	101,292,386	102,270,564	105,989,712
Less cash dividends	947,317	925,565	947,317	925,565
Less purchase and retirement
of capital stock	1,992,757	-	1,992,757	-
RETAINED EARNINGS, end of period	$97,939,977	$102,878,787	$97,939,977	$102,878,787
Basic earnings (losses) per share	$0.66	$0.62	$(0.34)	$(0.54)
Cash dividends per share	$0.23	$0.23	$0.23	$0.23

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months and the Six Months Ended June 30, 2011 and 2010 (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
NET INCOME (LOSS)	$2,675,264	$2,511,966	$(1,390,513)	$(2,185,360)
UNREALIZED APPRECIATION (DEPRE-
CIATION) ON AVAILABLE FOR SALE
SECURITIES (Net of deferred tax
expense (benefit) of $(448,000), $(708,000),
$1,232,000 and $(444,000), respectively)	(677,618)	(1,064,333)	1,845,438	(664,161)

LESS: RECLASSIFICATION ADJUST-
MENT FOR REALIZED GAINS (LOSSES)
INCLUDED IN NET INCOME (LOSS)
(net of deferred tax expense (benefit) of
$1,036,000, $4,000, $2,080,000 and $4,000,
respectively)	1,548,382	3,667	3,117,438	7,839

POSTRETIREMENT LIABILITY (net of deferred
tax (benefit) expense of $-0-, $-0-, $-0- and $-0-,
respectively)	-	-	-	685,000

COMPREHENSIVE INCOME (LOSS)	$449,264	$1,443,966	$(2,662,513)	$(2,172,360)
See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010 (Unaudited)

	2011	2010
OPERATING ACTIVITIES:
Net loss	$(1,390,513)	$(2,185,360)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Depreciation, depletion and amortization	5,635,517	5,866,584
Deferred income taxes	728,300	176,000
Gain on disposal of assets	(39,083)	(29,688)
Realized gain on sale of equity investments	(5,197,438)	(11,839)
Gain on disposal of other assets	-	(700,000)
Postretirement benefits and pension expense	1,200,772	2,093,957
Change in assets and liabilities:
Receivables, net	(3,294,241)	(3,776,181)
Inventories	(595,021)	(1,566,989)
Refundable income taxes	(1,520,677)	(762,617)
Prepaid expenses	(473,746)	(562,258)
Other assets	1,500	942
Accounts payable and accrued liabilities	(456,307)	364,459
Net cash used for operating activities	$(5,400,937)	$(1,092,990)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$(2,430,708)	$(4,010,752)
Proceeds from disposals of property, plant and equipment	72,820	52,135
Payment for acquisition of business, net of cash acquired	(534,392)	-
Proceeds from disposals of other assets	-	700,000
Payment for purchases of equity investments	(1,599,647)	(190,867)
Proceeds from disposals of equity investments	7,878,129	205,487
Increase in short-term investments, net	(10,166)	-
Net cash provided by (used for) investing activities	$3,376,036	$(3,243,997)

FINANCING ACTIVITIES:
Increase in line of credit, net	$7,574,661	$7,842,924
Payments on bank loans	(1,531,063)	(1,356,252)
Payments on other long-term debt	(509,305)	(58,883)
Cash dividends paid	(2,793,305)	(2,776,696)
Purchases of capital stock	(2,213,757)	-
Net cash provided by financing activities	$527,231	$3,651,093

Net decrease in cash and cash equivalents	$(1,497,670)	$(685,894)
CASH AND CASH EQUIVALENTS, beginning of year	2,695,267	2,149,397
CASH AND CASH EQUIVALENTS, end of period	$1,197,597	$1,463,503

Supplemental disclosures:
Interest paid, net of amount capitalized	$220,977	$285,475
Income taxes paid, net of refunds	$385,527	$1,617
Capital equipment additions included in accounts payable	$108,339	$14,898
Non-cash investing activities:
Issuance of 105,750 shares of capital stock
related to acquisition of business	$2,749,500	$-
Note payable related to acquisition of business	$927,443	$-

See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010 (Unaudited), and December 31, 2010

1.	For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10-K.

2.
Our Company groups its operations into two lines of business - Cement Business and Ready-Mixed Concrete Business. The "Cement  Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products, precast concrete construction, and sundry building materials business. Our Ready-Mixed Concrete Business includes precast concrete construction which involve short-term and long-term contracts. Short-term contracts for specific projects are generally of three to six months in duration. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Revenues for these contracts are recognized under the percentage of completion method of accounting using cost-to-cost measures. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Full provision is made for any anticipated losses. The majority of the long-term contracts will allow only scheduled billings and contain retainage provisions under which 5% to 10% of the contract invoicing may be withheld by the customer pending project completion. As of June 30, 2011, the amount of billed retainage which is included in accounts receivable was approximately $55,000, all of which is expected to be collected within one year. The amount of billed retainage which was included in accounts receivable at December 31, 2010 was approximately $120,000. The amount of unbilled revenue in accounts receivable was approximately $357,000 and $380,000 at June 30, 2011 and December 31, 2010, respectively. Unbilled revenue contained approximately $3,000 and $43,000 of not-currently-billable retainage at June 30, 2011 and December 31, 2010, respectively, which is expected to be collected within one year.

3.
As of June 30, 2011, the amount of accounts payable related to property, plant and equipment was $108,339 compared to December 31, 2010 which was $12,495.

Depreciation, depletion and amortization related to manufacturing operations are recorded in Cost of Sales, those related to general operations are recorded in Selling, General and Administrative Expenses, and those related to non-operational activities are in Other, net on the Condensed Consolidated Statements of Income (Loss) and Retained Earnings.

4.
We did not incur any temporary LIFO liquidation gain for the six months ended June 30, 2011 or 2010. During the three months ended June 30, 2010 and again during the corresponding period in 2011, we restored the $0.2 million LIFO liquidation incurred in the first three months of each year as a result of reductions in finished cement and work in process inventory.

5.
Corporate assets for 2011 and 2010 include cash and cash equivalents, refundable income taxes, deferred income taxes, investments and other assets. Corporate assets for 2011 also include short-term investments. Following is a summary of the Company's business segment results for the periods indicated:

		Ready- Mixed	Adjustments
	Cement Business	Concrete Business	and Eliminations	Consolidated
For the Three Months Ended 6/30/11
Sales to unaffiliated customers	$12,890,501	$18,493,636	$-	$31,384,137
Intersegment sales	3,721,722	-	(3,721,722)	-
Total net sales	$16,612,223	$18,493,636	$(3,721,722)	$31,384,137
Income (Loss) from operations	$1,352,876	$(1,220,308)		$132,568
Other income, net				$2,612,696
Income before income taxes				$2,745,264
Capital Expenditures	$820,951	$509,846		$1,330,797

		Ready- Mixed	Adjustments
	Cement Business	Concrete Business	and Eliminations	Consolidated
For the Three Months Ended 6/30/10
Sales to unaffiliated customers	$13,885,233	$20,188,514	$-	$34,073,747
Intersegment sales	4,320,524	-	(4,320,524)	-
Total net sales	$18,205,757	$20,188,514	$(4,320,524)	$34,073,747
Income (Loss) from operations	$4,275,487	$(625,741)		$3,649,746
Other expense, net				(162,780)
Income before income taxes				$3,486,966
Capital Expenditures	$689,977	$1,081,230		$1,771,207

For the Six Months Ended 6/30/2011
Sales to unaffiliated customers	$18,997,645	$29,797,207	$-	$48,794,852
Intersegment sales	5,911,723	-	(5,911,723)	-
Total net sales	$24,909,368	$29,797,207	$(5,911,723)	$48,794,852
Loss from operations	$(3,585,507)	$(3,766,644)		$(7,352,151)
Other income, net				5,421,638
Loss before income taxes				$(1,930,513)
Capital Expenditures	$1,348,043	$1,178,509		$2,526,552

For the Six Months Ended 6/30/10
Sales to unaffiliated customers	$20,831,116	$31,437,357	$-	$52,268,473
Intersegment sales	6,672,183	-	(6,672,183)	-
Total net sales	$27,503,299	$31,437,357	$(6,672,183)	$52,268,473
Income (Loss) from operations	$1,015,077	$(3,717,121)		$(2,702,044)
Other income, net				616,684
Loss before income taxes				$(2,085,360)
Capital Expenditures	$1,155,295	$2,121,877		$3,277,172

Balance as of 6/30/11
Identifiable Assets	$89,677,856	$44,691,597	$134,369,453
Corporate Assets			43,690,251
			$178,059,704

Balance as of 6/30/10
Identifiable Assets	$96,126,607	$42,898,774	$139,025,381
Corporate Assets			40,490,864
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

The aggregate amount of equity securities carried at cost, for which the Company has not elected the fair value option, was $2.5 million as of June 30, 2011.  The remaining $18.3 million in equity security investments are stated at fair value. As of December 31, 2010, the aggregate amount of equity securities carried at cost was $2.4 million and the remaining $21.6 million in equity security investments were stated at fair value. The following table summarizes the bases used to measure certain assets at fair value on a recurring basis in the balance sheet:

		Fair Value at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Input
Assets:	06/30/2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale equity securities
Cement industry	$8,705,443	$8,705,443	$-	$-
General building materials industry	4,114,619	4,114,619	-	-
Oil and gas refining and marketing industry	4,773,818	4,773,818	-	-
Residential construction industry	734,785	734,785	-	-
Total assets measured at fair value	$18,328,665	$18,328,665	$-	$-

Assets:	12/31/2010
Available-for-sale equity securities
Cement industry	$9,499,615	$9,499,615	$-	$-
General building materials industry	3,623,769	3,623,769	-	-
Oil and gas refining and marketing industry	7,545,978	7,545,978	-	-
Residential construction industry	896,346	896,346	-	-
Total assets measured at fair value	$21,565,708	$21,565,708	$-	$-

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

The following table shows the unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

Available-for-sale equity securities	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
June 30, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Cement industry	$234,108	$12,417	$16,000	$2,116	$250,108	$14,533
General building materials
industry	967,103	139,940	-	-	967,103	139,940
Residential construction
industry	111,644	7,534	23,746	5,455	135,390	12,989
Total	$1,312,855	$159,891	$39,746	$7,571	$1,352,601	$167,462

December 31, 2010
Cement industry	$-	$-	$16,400	$1,716	$16,400	$1,716
Residential construction
industry	488,379	86,054	-	-	488,379	86,054
Total	$488,379	$86,054	$16,400	$1,716	$504,779	$87,770

June 30, 2011 Impairment Analysis - - The Company's investments in marketable equity securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each investment to market price. As a result of these evaluations, the Company did not identify any other-than-temporary impairments in investments which would have resulted in a recognized loss in earnings of equity investments. The Company did identify some specific investments in available-for-sale equity securities that were not other-than-temporarily impaired resulting in the recognition of unrealized losses (see table above). These unrealized losses relate to investments in the common stock of four companies; one in the general building materials industry, one in the residential construction industry and two in the cement industry. When the Company evaluated impairment by comparing the specifically identified cost of each investment to market price as of July 15, 2011, the general building materials industry securities had increased their temporary impairments to approximately $296,000 (8.1% below cost). The residential construction industry securities had increased their temporary impairments to approximately $29,800 (9.2% below cost). The temporary impairment in the securities of one company in the cement industry remained unchanged from the June 30, 2011 levels while the second company's securities increased their temporary impairments to approximately $41,000 (16.8% below cost). The Company evaluated the near-term prospects of all of the issuers in relation to the severity of the impairments (fair value was approximately 12.6% less than cost in the general building materials industry investment, approximately 8.8% less than cost in the residential construction industry investment, and approximately 5.0% less than cost in the cement industry investment as of June 30, 2011) and the duration of the impairments (less than three months in the general building materials industry investment, approximately 6 to 12 months in the residential construction industry investment and less than 3 months in the majority of the cement industry investment). Based on that evaluation, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

The Company owns stock in two privately-owned companies accounted for by the cost method; one in the brick industry and the other in the ethanol production industry. These investments were evaluated for impairment based on average cost and specific identification, respectively. The evaluations of the ethanol production industry investment were based on quoted prices in markets that are not active and no impairments were identified during the year. Since there is not an active market for the brick industry investment, the Company relied on a discounted future net cash flow valuation of the investee, which did not identify any impairment. As a result of those evaluations, the Company does not consider these cost-method investments to be impaired at June 30, 2011. The aggregate cost of the Company's cost-method investments totaled $2.5 million at June 30, 2011.

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

Investment Results - - The investment results for June 30, 2011 and December 31, 2010 are as follows:

	Amortized	Gross Unrealized		Fair
June 30, 2011	Cost	Gains	Losses	Value
Available-for-sale equity securities
Cement industry	$4,813,000	$3,892,000	$-	$8,705,000
General building materials industry	3,973,000	141,000	-	4,114,000
Oil and gas refining and marketing industry	782,000	3,991,500	-	4,773,500
Residential construction industry	599,000	135,500	-	734,500
Total available for sale equity securities	$10,167,000	$8,160,000	$-	$18,327,000

Less: Deferred taxes on unrealized holding gains		3,264,000
Unrealized gains recorded in equity, net of deferred tax		$4,896,000

	Amortized	Gross Unrealized		Fair
December 31, 2010	Cost	Gains	Losses	Value
Available-for-sale equity securities
Cement industry	$4,971,000	$4,529,000	$-	$9,500,000
General building materials industry	2,866,000	758,000	-	3,624,000
Oil and gas refining and marketing industry	2,600,000	4,946,000	-	7,546,000
Residential construction industry	849,000	47,000	-	896,000
Total available for sale equity securities	$11,286,000	$10,280,000	$-	$21,566,000

Less: Deferred taxes on unrealized holding gains		4,112,000
Unrealized gains recorded in equity, net of deferred tax		$6,168,000

Investment-related cash flow information for June 30, 2011 and December 31, 2010 are as follows:
	June 30, 2011	December 31, 2010
Proceeds from sale of equity securities	$7,878,129	$412,532
Realized gain/(loss) on equity securities	$5,197,438	$(79,793)
Realized losses due to other-than-temporary
impairment of equity securities	$-	$(858,787)

7.
The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the six months ended June 30, 2011 and 2010:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Service cost	$375,834	$334,490	$307,132	$272,785
Interest cost	1,010,353	1,031,658	872,456	934,243
Less: Expected return on plan assets	968,550	862,668	-	-
Amortization of prior service cost	54,989	54,989	(25,376)	-
Recognized net actuarial loss	456,494	434,327	-	-
Unrecognized net loss	-	-	340,437	360,454
Net periodic expense	$929,120	$992,796	$1,494,649	$1,567,482

The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the three months ended June 30, 2011 and 2010:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Service cost	$187,917	$167,245	$144,716	$136,392
Interest cost	505,176	515,829	411,088	467,122
Less: Expected return on plan assets	484,275	431,334	-	-
Amortization of prior service cost	27,495	27,495	(11,957)	-
Recognized net actuarial loss	228,247	217,163	-	-
Unrecognized net loss	-	-	160,409	180,227
Net periodic expense	$464,560	$496,398	$704,256	$783,741

As previously disclosed in our financial statements for the year ended December 31, 2010, Monarch expects to contribute approximately $3,120,000 to the pension fund in 2011. As of June 30, 2011, we have contributed approximately $503,000 and anticipate contributing an additional $2,617,000 to this plan in 2011 for a total of $3,120,000.

The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets.  As previously disclosed in our financial statements for the year ended December 31, 2010, Monarch expects expenditures of approximately $1,775,000 for this plan in 2011. As of June 30, 2011, we have contributed approximately $720,000 and anticipate contributing an additional $1,055,000 on this plan in 2011 for a total of $1,775,000.

8.	Other, net contains miscellaneous nonoperating income (expense) items other than interest income, interest expense, gains on sale of equity investments and dividend income.

9.
Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,078,756 and 4,046,069 in the second quarter and first six months of 2011, respectively. The weighted average number of shares outstanding was 4,024,198 in the second quarter and first six months of 2010. The Company has no capital stock equivalents and therefore, does not report diluted earnings per share.

10.
The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2007. The Company believes it is not subject to any significant tax risk.  The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expenses recognized during the six months ended June 30, 2011 or June 30, 2010.

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

11.
Pursuant to a Stock Purchase Agreement among the Company and the owners of Kay Concrete Materials Co. ("Kay Concrete"), on April 15, 2011 the Company acquired all of the issued and outstanding shares of common stock of Kay Concrete, a ready-mix concrete company located in southwest Missouri. The purpose of the acquisition was to expand our ready-mixed concrete business in the region. The aggregate consideration paid by the Company at closing was approximately $5.0 million consisting of $1.4 million cash, 105,750 shares of the Company's capital stock valued at $2.7 million based on the April 15, 2011 price per share of $26.00, and a note payable of $0.9 million.

In accordance with Accounting Standards Codification ("ASC") 805, the Company determined the assets and liabilities acquired constituted a business and applied purchase accounting to the assets acquired and the liabilities assumed. Since Kay Concrete is not a substantial subsidiary, pro forma information is not provided for the combined entity. The following table summarizes the consideration paid for acquisition of the assets acquired and the liabilities assumed at the acquisition date as well as the fair value at the acquisition date:

Consideration:
Cash paid, gross	$1,360,000
Fair value of Monarch stock given
105,750 shares at $26.00 per share	2,749,500
Note payable	927,443
$5,036,943

Fair Value of assets acquired and liabilities assumed:
Assets
Cash	$825,608
Accounts receivable	363,246
Inventories	288,620
Property, plant and equipment	5,255,986
Goodwill/non-compete	1,565,443
Other assets	180,712

Liabilities
Accounts payable	(120,735)
Short-term debt	(175,000)
Accrued liabilities	(56,937)
Long-term debt	(1,255,000)
Deferred taxes	(1,835,000)
Total:	$5,036,943

12.
Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, "Improving Disclosures About Fair Value Measurements", which amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. Reporting entities must make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The ASU also provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. ASU 2010-06 was effective for the Company beginning January 1, 2010 except for Level 3 reconciliation disclosures which were effective for the Company beginning January 1, 2011. The adoption of the Level 3 reconciliation disclosures did not have a material impact on our disclosures or our consolidated financial statements.

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

New Accounting Standards Issued But Not Yet Adopted

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS", which updated the guidance in ASC Topic 820. The amendments in this ASU result in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of level 3 assets and for measuring the fair value of an instrument classified in a reporting entity's shareholders' equity. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011, and early application is not permitted. This guidance will become effective for the Company beginning January 1, 2012 and is not anticipated to have a material impact on our consolidated financial statements.

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
We have described under the caption "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, and in other reports that we file with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date they were made.

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

    The residential and commercial construction slowdown, which began during 2008 and continued into 2011, has resulted in a declining demand for cement and ready-mixed concrete. Recent economic forecasts from the Portland Cement Association (PCA) indicate the construction industry is likely to remain weak until 2013. They indicate the negative drag on construction activity is due to uncertainty regarding highway spending and government policy related to the debt crisis. This weakness in the industry is putting downward pressure on the pricing of cement and ready-mixed concrete. The decline in volume and pricing pressure in the industry has adversely impacted our revenues, gross margins, and net profits. The impact of these adverse economic conditions was greater in the first six months of 2011 than in the corresponding period of 2010.

    Based on sales forecasts and inventory levels, the Company elected to reduce cement production in both the first quarter of 2010 and of 2011 to undertake plant repairs and maintenance, largely using our own production personnel. The Company normally performs repairs and maintenance every winter, but the decision to use employees or outside contractors is determined by anticipated sales demand, by whether we have the internal expertise and by our inventory target levels. During the remainder of the year, the Company evaluates inventory levels and sales forecasts to determine if reductions in cement production are warranted and can be scheduled around maintenance needs.  In addition to costs that vary with the volume of production, our cost of sales includes certain fixed costs that do not vary with the volume of production. We have extremely limited ability to reduce these fixed costs in the short term. As a result, lower production levels which result from extended shutdowns generally have, and in 2010 and 2011 have had, a negative impact on our gross profit margins.

RESULTS OF OPERATIONS - SECOND QUARTER OF 2011 COMPARED TO SECOND QUARTER OF 2010

Consolidated net sales, for the three months ended June 30, 2011, decreased by $2.7 million when compared to the three months ended June 30, 2010. Sales in our Cement Business were lower by $1.0 million and sales in our Ready-Mixed Concrete Business were lower by $1.7 million. Cement Business sales decreased $0.8 million due to a 5.5% decrease in volume sold and decreased $0.2 million due to price decreases. Ready-mixed concrete sales decreased by $1.0 million due to a 7.4% decrease in cubic yards sold and $0.3 million due to price decreases in addition to decreases in brick, block, aggregates and other sundry item sales of $0.5 million. An increase of $0.1 million in construction contract sales slightly offset the Ready-Mixed Concrete Business declines.

Consolidated cost of sales, for the three months ended June 30, 2011, increased by $0.7 million when compared to the three months ended June 30, 2010. Cost of sales in our Cement Business was higher by $1.8 million and cost of sales in our Ready-Mixed Concrete Business was lower by $1.1 million. Cement Business cost of sales decreased $0.4 million primarily due to the 5.5% decrease in volume sold which was more than offset by a $2.2 million increase related to higher production costs primarily resulting from the continuation of fixed costs during production shutdowns and the inefficiencies of lower production levels. Ready-Mixed Concrete Business cost of sales decreased $0.8 million primarily due to the 7.4% decrease in cubic yards of ready-mixed concrete sold and $0.3 million due to declines in cost of sales for construction contracts.

As a result of the above sales and cost of sales factors, our overall gross profit rate declined from 22.0% for the three months ended June 30, 2010 to 13.2% for the three months ended June 30, 2011. The gross profit rate for the Cement Business declined from 43.3% for the three months ended June 30, 2010 to 25.1% for the three months ended June 30, 2011. The gross profit rate for the Ready-Mixed Concrete Business declined from 7.5% for the three months ended June 30, 2010 to 5.0% for the three months ended June 30, 2011.

Selling, general, and administrative expenses increased by $0.2 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.

Gain on sale of equity investments increased by $2.6 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

The effective tax rates for the three months ended June 30, 2011 and 2010 were 2.5% and 28.0%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates.

RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 2011 COMPARED TO THE FIRST SIX MONTHS OF 2010

    Consolidated net sales, for the six months ended June 30, 2011, decreased by $3.5 million when compared to the six months ended June 30, 2010.  Sales in our Cement Business were lower by $1.8 million and sales in our Ready-Mixed Concrete Business were lower by $1.7 million. Cement Business sales decreased $1.6 million due to a 7.6% decrease in volume sold and decreased $0.2 million due to price decreases. Ready-mixed concrete sales decreased $1.5 million due to a 7.0% decrease in cubic yards sold and $0.5 million due to price decreases in addition to decreases in brick, block, aggregates and other sundry items sales of $0.2 million. This decrease was offset by an increase due to an increase in construction contract sales of $0.5 million.

Consolidated cost of sales, for the six months ended June 30, 2011, increased by $1.1 million when compared to the six months ended June 30, 2010.  Cost of sales in our Cement Business was higher by $2.5 million and cost of sales in our Ready-Mixed Concrete Business was lower by $1.5 million. Cement Business cost of sales decreased $1.2 million due to the 7.6% decrease in volume sold which was more than offset by a $3.7 million increase related to higher production costs primarily resulting from the continuation of fixed costs during production shutdowns and the inefficiencies of lower production levels. Ready-Mixed Concrete Business cost of sales decreased $1.5 million due to the $7.0% decrease in cubic yards of ready-mixed concrete sold and decreased $0.1 million primarily due to declines in material costs. An additional decline of $0.2 million in our Ready-Mixed Concrete Business was the result of lower costs of sales for construction contracts. These decreases were slightly offset by a $0.3 million increase in cost of sales related to brick, block, aggregates and other sundry items.

Our overall gross profit rate declined from 9.7% for the six months ended June 30, 2010 to 1.0% for the six months ended June 30, 2011. The gross profit rate for the Cement Business declined from 21.7% for the six months ended June 30, 2010 to 0.8% for the six months ended June 30, 2011. The gross profit rate for the Ready-Mixed Concrete Business remained largely unchanged from 1.7% for the six months ended June 30, 2010 to 1.2% for the six months ended June 30, 2011.

Selling, general, and administrative expenses increased by $0.1 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.

Gain on sale of equity investments increased by $5.2 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Other, net decreased by $0.4 million for the six months ended June 30, 2011 from the six months ended June 30, 2010 primarily due to a $0.7 million gain related to the sale of a non-operating asset during the first six months of 2010 while Other, net during the first six months of 2011 primarily consisted of $0.1 million proceeds from scrap metal sales.

The effective tax rates for the six months ended June 30, 2011 and 2010 were 28.0% and (4.8)%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates. The change in the effective tax rate for 2010 was primarily due to an income tax charge of $685,000 recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010.

LIQUIDITY

    The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2011 and December 31, 2010, cash equivalents consisted primarily of money market investments and repurchase agreements with various banks.  The FDIC, through the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), has permanently raised the standard maximum deposit insurance amount (SMDIA) to fully guarantee all deposit accounts up to $250,000. In addition, the FDIC has adopted section 343 of the Dodd-Frank Act, effective December 31, 2010, which provides for unlimited deposit insurance for noninterest-bearing transaction accounts for two years starting December 31, 2010. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules.

We are able to meet our cash needs primarily from a combination of operations, the sale of equity investments and bank loans.

    Operating activities used $4.3 million more in cash for the six months ended June 30, 2011 over the same period in 2010. For the six months ended June 30, 2011 and June 30, 2010, cash usage was  $5.4 million and $1.1 million, respectively. Despite 2011's decline in overall sales volume combined with a decline in gross profit margins compared to 2010, net losses were not as great in the first six months of 2011 compared to the corresponding period in 2010 primarily due to the $5.2 million gain on the sale of equity investments during the first six months of 2011. The Company did not have any gain on the disposal of other assets in the first six months of 2011, but the corresponding period in 2010 had a gain on the disposal of a non-operating asset of $0.7 million. Accrued postretirement benefits and pension expense decreased $0.9 million in the first six months of 2011 over the first six months of 2010. Accounts payable excluding acquisitions of property, plant and equipment increased less for June 2011 over December 2010 compared to the the increase for June 2010 over December 2009 which resulted in 2011 providing $0.8 million less cash for operating activities. The net result of production levels and sales volumes in the first six months of 2011 and 2010 resulted in inventories decreasing $1.0 million more in the first six months of 2011 than the corresponding period of 2010.

    Net cash provided by investing activities totaled $3.4 million in the first six months of 2011 while $3.2 million was used in the first six months months of 2010. The $6.6 million increase in net cash provided by investing activities for the first six months of 2011 compared to the first six months of 2010 is principally due to the $7.7 million increase in proceeds from disposals of equity investments in the first six months of 2011 over the corresponding period of 2010. The purchase of equity investments  in 2011 used $1.4 million more cash than the corresponding period of 2010. The Company used $1.6 million less cash for the acquisition of property, plant and equipment in the first six months of 2011 than in the corresponding period of 2010, however the disposal of other assets provided $0.7 million in cash during the first six months of 2010 while there were no proceeds in the first six months of 2011. The acquisition of Kay Concrete used $0.5 million in cash, net of cash acquired, in the second quarter of 2010 while no such acquisitions were made in the first six months of 2010.

    Net cash provided by financing activities totaled $0.5 million and $3.7 million for the six months ending June 30, 2011 and June 30, 2010, respectively. The $3.1 million decrease in cash provided in 2011 compared to 2010 was primarily the result of the $2.2 million purchase of capital stock during the second quarter of 2011 while there were no such purchases in the same period in 2010.

    In December 2010, Monarch entered into an amendment to the loan agreement with its current lender, Bank of Oklahoma, N.A., to, among other things, renew and modify the terms of Monarch's term loan and revolving line of credit. The amendment added a financial covenant that requires the Company to pledge its investment account to the Bank of Oklahoma, N.A. as collateral for the term loan and revolving line of credit. The fair value of the investment account pledged as collateral was $17.6 million as of June 30, 2011. The proceeds of the sale of any assets held in the investment account would be paid to the Bank of Oklahoma, N.A. to be applied to the balance of the revolving line of credit and then to the term loan, at the lender's discretion. Monarch's secured credit commitment consists of a $17.8 million term loan maturing December 31, 2014 and a $15.0 million line of credit maturing December 31, 2011. Under the amended loan agreement, interest rate terms were not changed. The interest rate on the Company's line of credit remains variable and based on the lender's national prime rate less 0.50% with a 3.50% interest rate minimum or floor. The interest rate on the Company's term loan remains variable and based on the lender's national prime rate less 0.75% with a 3.00% interest rate minimum or floor. The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the second quarter of 2011.

    As of June 30, 2011, we had $10.5 million outstanding on the term loan and $7.6 million outstanding on the line of credit leaving a balance available on the line of credit of $7.4 million. The annual weighted average  interest rate we paid on the term loan during the second quarter and first six months of 2011 and 2010 was 3.25%. The annual weighted average interest rate we paid on the line of credit during the second quarter and first six months of 2011 and 2010 was 3.50%. As of June 30, 2011, the applicable interest rate was 3.25% on the term loan and 3.50% on the line of credit. The term loan was used to help finance the expansion project at our cement manufacturing facility. The line of credit was used during the year to fund temporary operating expenses. Our Board of Directors has given management the authority to borrow a maximum of $50 million. We have not discussed additional financing with any banks or other financial institutions; therefore, no assurances can be given that we will be able to obtain this additional borrowing on favorable terms, if at all.

    The Company has projects in the planning and design phases in addition to projects already in progress. For discussion of these projects, see "Capital Resources" below. We anticipate capital expenditures for 2011 to exceed 2010 levels, but we do not anticipate the need for additional bank financing other than that available under the existing line of credit.

    For several years the Company has paid a dividend in January, March, June and September. At the April 2011 Board of Directors' meeting, the Board declared a dividend of $0.23 per share payable in June. Under the terms and conditions of our loan agreement, the Company's ability to pay dividends is subject to its satisfaction of a requirement to maintain a tangible net worth of $90 million and an adjusted tangible net worth, which is tangible net worth before other comprehensive income, of $95 million. The Company was in compliance with these requirements at the end of the second quarter of 2011. The minimum net worth requirements could impact the Company's ability to pay dividends in the future. Although dividends are declared at the Board's discretion and could be impacted by the minimum net worth requirements of the Company's loan agreement, we project future cash flow will support the continued payment of dividends at the current level.

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

FINANCIAL CONDITION

Total assets as of  June 30, 2011 were $178.1 million, an increase of $4.0 million since December 31, 2010 due primarily to increases in receivables; inventories; refundable income taxes; prepaid expenses; goodwill and noncompete agreements; and property, plant and equipment. Sales were $5.4 million higher in the month of  June 2011 compared to the month of December 2010 which led to a $3.7 million increase in receivables. From year-to-year the weather conditions in these two months can vary significantly which impacts sales and resulting receivables at month-end. Increases in receivables and generally inventory are common during the first six months of the year due to the seasonality of our business (see"Seasonality" below). Total inventories increased $0.9 million primarily due to a $1.3 million increase in fuel, gypsum, paper sacks and other inventory resulting from purchases of coal and petroleum coke exceeding amounts consumed in the production process, increases related to the acquisition of Kay Concrete, and smaller increases from various other subsidiaries in preparation for increased demand during the summer. Additional increases in inventory occurred in building products ($0.2 million) and in operating and maintenance supplies ($0.1 million). These increases were partially offset by decreases in finished cement and in work in process of $0.5 million and $0.2 million, respectively, resulting from shutdowns of the production facilities during the first quarter of 2011.

During 2011, we experienced a net loss during the first six months which resulted in an increase in refundable income taxes of $1.5 million compared to the December 31, 2010. Prepaid expenses increased by $0.5 million primarily due to insurance deposits. Investments decreased $3.2 million primarily due to the $6.3 million sale, net of purchases, of available-for-sale equity securities offset by an increase in the market value of remaining equities held. Property, plant and equipment net of depreciation and depletion increased by $2.3 million primarily due to the acquisition of Kay Concrete which increased property, plant and equipment by $5.3 million. The $1.6 million increase in other assets was primarily a result of the acquisition which added $0.6 million and $0.9 million to goodwill and noncompete agreements, respectively.

Accounts payable increased by $0.7 million primarily due to increases in the Ready-Mixed Concrete Business segment related to increased sales volume in June 2011 over December 2010. Accrued liabilities decreased from December 31, 2010 to June 30, 2011 by $2.4 million due to a $0.8 million decline in prepayments held on account and by $1.8 million due to a decrease in cash dividends liability due to the timing of when dividends are declared and paid.

Indebtedness increased $7.5 million during the first six months of 2011 primarily due to increased utilization of our line of credit to fund the $3.3 million increase in receivables, approximately $2.4 million for cash expenditures for property, plant and equipment, and to fund temporary operating expenses.

Accrued postretirement and pension liabilities increased by $0.8 million and $0.4 million, respectively, due to net periodic expense exceeding contributions.

Additional-paid-in-capital increased by $2.5 million as a result of the purchase of Kay Concrete on April 15, 2011, and the resulting issuance of 105,750 shares of the Company’s capital stock with a market value on that date of $26.00 per share compared to a $2.50 per share par value.

Unrealized holding gain, which is included in accumulated other comprehensive loss, decreased by $1.3 million during the first six months of 2011 primarily due to the realization of previously unrealized gains through the sale of $7.9 million of available-for-sale equity securities .

CAPITAL RESOURCES

    The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Capital expenditures included routine equipment purchases during the first six months of 2011, equally in the Cement Business and in the Ready-Mixed Concrete Business. During the first six months of 2011, cash expenditures for property, plant and equipment totaled approximately $2.4 million, excluding the amounts that are included in accounts payable.

    The Company does not currently meet certain emission limitations included in latest regulations issued by the EPA. For discussion on the regulations, see NESHAP discussed below under "Environmental Regulations". To comply with these new regulations, the Company will need to install additional pollution control equipment in its Cement Business. There is no proven technology that enables us to give 100% assurance that we can reach the limits required by the new regulations; however, we feel compliance is possible at our modern facility through the installation of additional pollution control equipment.  We plan to use a step approach, beginning with the installation of additional dust collectors on one of our two kilns.  Once they are installed, we will test for compliance to determine if other pollution control equipment is needed. If we are not in compliance, we will continue to install pollution control equipment, testing for compliance after each installation, until our emissions are within limits. Once we have successfully modified one kiln to meet the new emission standards, we will proceed with our second kiln. We have also initiated plans to modify our roller mill and related equipment at an estimated cost of $6.0 million dollars. Supplemental equipment (and estimated cost) which may be required include additional dust collectors on both kilns ($4.0 million), upgraded dust collectors on both clinker coolers ($4.0 million), hydrated lime injection system ($0.4 million), and a chloride by-pass system ($7.0 million). Cost estimates will be updated as the modifications are engineered and priced for our facility. We are hopeful that we can comply with the new regulations without having to install a chloride by-pass system. We have until September 2013 to comply and may be able to get a one year extension if we have shown continuous progress toward becoming compliant. Various court challenges and legislative actions are pending against the NESHAP regulations issued by the EPA. If any of these court challenges or legislative actions are successful in delaying or overruling the regulation, we will evaluate whether or not to complete the projects currently in process.

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

    The Company plans to invest in other miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business in 2011.  These expenditures, including the ones discussed in the above paragraphs related to NESHAP compliance, are expected to reach approximately $7.4 million during 2011 and will be funded with a mixture of cash from operations and temporary bank loans. We do not anticipate the need for additional bank financing beyond the amount available through our existing revolving line of credit.

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

    The EPA Administrator has made two important findings clearing the way for EPA to regulate greenhouse gases under the Clean Air Act.  The "Endangerment Finding" clarifies EPA's belief that current and projected concentrations of six key greenhouse gases in the atmosphere pose a threat to human health and welfare.  Further, the "Cause or Contribute Finding," associates the emissions of the six named GHGs with the threat to public health and welfare.  At this time it is difficult to determine if the EPA will act on the "Endangerment Finding", what that action may involve, and when it might be put into place.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

    The Company invests in equity investments which are subject to market fluctuations. The Company had $20.8 million of equity securities, primarily of publicly traded entities, as of June 30, 2011. The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $2.5 million as of June 30, 2011. The remaining $18.3 million in equity investments, which are stated at fair value, are not hedged and are exposed to the risk of changing market prices. The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to fair value on the balance sheet at the end of each period unless they are securities for which the Company has not elected the fair value option. Securities carried at cost are adjusted for impairment, if conditions warrant. Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the fair value of our equity securities would have a $1.1 million effect, net of deferred tax, on comprehensive income. At June 30, 2011, the Company evaluated all of its equity investments for impairment. The results of those evaluations are discussed in Note 6 of Notes to the Condensed Consolidated Financial Statements.

The Company also has $18.0 million of bank loans as of June 30, 2011. Interest rates on the Company's term loan and line of credit are variable, subject to interest rate minimums or floors, and are based on the lender's National Prime rate  less 0.75% and lender's National Prime rate less 0.50%, respectively.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION

Item 1.      Legal Proceedings

The Company self-reported potential violations of certain permitting requirements of the Kansas Department of Health and Environment (KDHE). As a result, the Company was notified by letter dated April 27, 2009 of allegations by KDHE that the Company has performed multiple modifications and alterations at the Company’s facility for which the Company did not apply for or obtain the KDHE construction permits required by the Kansas Air Quality Act and related regulations. KDHE also alleged that the Company did not apply for or obtain from KDHE the necessary permits for modifications or alterations to a facility that are significant for Prevention of Significant Deterioration (PSD). Based on these allegations, KDHE proposes to assess a civil penalty of $351,000, and to require the Company to submit a new, complete PSD permit application, including therein a proposal by the Company for installation of air emission controls to achieve Best Available Control Technology (BACT) as provided in applicable regulations. The Company does not agree with certain of KDHE’s factual and legal allegations, and is attempting to resolve these issues through negotiation and mutual agreement between the Company and KDHE. The Company reserves all legal rights in the event such a resolution cannot be reached. As of June 30, 2011, it is probable that losses may result, but such losses are estimated to be insignificant.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our capital stock during the second quarter ended June 30, 2011:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
Beginning repurchase authority**				186,728
April 1-30, 2011	0	0	0	186,728
May 1-31, 2011	0	0	0	186,728
June 1-30, 2011	88,400	25.04	88,400	98,328
Total	88,400	$25.04	88,400	98,328

*	In 1996, our Board of Directors authorized the purchase, through open market transactions, of up to 400,000 shares of our Company's capital stock. The authorization has no expiration. Management was given discretion to determine the number and pricing of the shares to be purchased as well as the timing of any such purchases.

**
 The beginning repurchase authority has been revised by 73,576 shares (from 113,152 shares to 186,728 shares) after a recalculation of the maximum number of shares that may yet be purchased under the plans or programs.

On August 5, 2011, our Board of Directors authorized the purchase, through open market transactions, of an additional 101,672 shares of our Company's capital stock in addition to the existing 98,328 shares remaining from the Board's 1996 authorization for a total repurchase authority of 200,000 shares. Management's authorization has no expiration. Management was given discretion to determine the number and pricing of shares to be purchased as well as the timing of any such purchases.

Item 5.       Other Information

    Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the Company's quarries is subject to regulation by the federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977. The information required under Section 1503(a) regarding certain mining safety and health matters is presented in Exhibit 95 to this report.

Item 6.       Exhibits

31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated August 9, 2011.

32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated August 9, 2011.

95	Dodd-Frank Act Section 1503(a) Disclosures of Mine Safety and Health Administration Safety Data.

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss) and Retained Earnings, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

* Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company
(Registrant)

Date August 9, 2011	/s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr.
President and
Chairman of the Board
(principal executive officer)

Date August 9, 2011	/s/ Debra P. Roe
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

31.2                            Certificate of the Chief Financial Officer pursuant
                                            to Section 13a-14(a)/15d-14(a) of the
                                            Securities Exchange Act of 1934.

32.1                            18 U.S.C. Section 1350 Certificate of the President
                                            and Chairman of the Board dated August 9, 2011.

32.2                            18 U.S.C. Section 1350 Certificate of the
                                            Chief Financial Officer dated August 9, 2011.

95                               Dodd-Frank Act Section 1503(a) Disclosures of Mine
                                            Safety and Health Administration Safety Data.

101                             The following financial statements from the Company’s
                                            Quarterly Report on Form 10-Q for the fiscal quarter
                                            ended June 30, 2011, formatted in XBRL: (i) Condensed
                                            Consolidated Balance Sheets, (ii) Condensed Consolidated
                                            Statements of Income (Loss) and Retained Earnings,
                                            (iii) Condensed Consolidated Statements of Comprehensive
                                            Income (Loss), (iv) Condensed Consolidated Statements
                                            of Cash Flows, and (v) Notes to the Condensed
                                            Consolidated Financial Statements.