Form 10-Q
period 2011-09-30
MONARCH CEMENT CO
filed 2011-11-09
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X]         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2011, or

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
YES           NO   X

As of October 27, 2011, there were 2,553,878 shares of Capital Stock, par value $2.50 per share outstanding and 1,465,290 shares of Class B Capital Stock, par value $2.50 per share outstanding.

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

Item 1.       Financial Statements

The Monarch Cement Company and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2011 and December 31, 2010

ASSETS	2011	2010
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$926,632	$2,695,267
Short-term investments, at cost which approximates fair value	10,166	-
Receivables, less allowances of $708,800 in 2011 and
$707,000 in 2010 for doubtful accounts	18,174,393	12,016,919
Inventories, priced at cost which is not in excess of market-
Finished cement	$2,355,242	$5,665,411
Work in process	1,383,009	2,095,963
Building products	4,475,915	4,692,327
Fuel, gypsum, paper sacks and other	7,086,579	5,838,637
Operating and maintenance supplies	12,052,495	11,751,562
Total inventories	$27,353,240	$30,043,900
Refundable federal and state income taxes	1,135,677	-
Deferred income taxes	735,000	735,000
Prepaid expenses	1,050,964	125,787
Total current assets	$49,386,072	$45,616,873
PROPERTY, PLANT AND EQUIPMENT, at cost, less
accumulated depreciation and depletion of $179,858,260
in 2011 and $173,656,095 in 2010	87,453,660	84,912,099
DEFERRED INCOME TAXES	19,373,093	19,254,393
INVESTMENTS	16,498,266	23,984,320
OTHER ASSETS	1,862,716	331,143
	$174,573,807	$174,098,828

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,848,939	$5,054,236
Line of credit payable	6,388,069	-
Current portion of long-term debt	3,071,490	2,823,648
Accrued liabilities	6,153,912	7,932,115
Total current liabilities	$21,462,410	$15,809,999
LONG-TERM DEBT	8,276,077	9,154,087
ACCRUED POSTRETIREMENT BENEFITS	36,100,750	34,782,978
ACCRUED PENSION EXPENSE	13,103,606	12,723,073
STOCKHOLDERS' EQUITY:
Capital stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued and Outstanding 2,553,878
shares at 9/30/2011 and 2,532,328 shares at 12/31/2010	$6,384,695	$6,330,820
Class B capital stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-
share basis - Authorized 10,000,000 shares, Issued and Outstanding
1,465,290 shares at 9/30/2011 and 1,480,690 shares at 12/31/2010	3,663,225	3,701,725
Additional paid-in-capital	2,485,125	-
Retained earnings	97,840,337	102,270,564
Accumulated other comprehensive loss	(14,742,418)	(10,674,418)
Total stockholders' equity	$95,630,964	$101,628,691
	$174,573,807	$174,098,828

See accompanying Notes to the Condensed Consolidated Financial Statements

The Monarch Cement Company and Subsidiaries
Condensed Consolidated Statements Of Income (Loss) And Retained Earnings
For the Three Months and the Nine Months Ended September 30, 2011 and 2010 (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
NET SALES	$38,565,133	$37,123,469	$87,359,985	$89,391,942
COST OF SALES	32,705,513	30,656,629	80,997,816	77,877,860
Gross profit from operations	$5,859,620	$6,466,840	$6,362,169	$11,514,082
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,865,048	3,850,693	11,719,748	11,599,979
Income (loss) from operations	$1,994,572	$2,616,147	$(5,357,579)	$(85,897)
OTHER INCOME (EXPENSE):
Interest income	$46,583	$40,728	$127,222	$142,393
Interest expense	(159,071)	(156,674)	(380,048)	(437,554)
Gain on sale of equity investments	-	-	5,197,438	11,839
Realized loss on impairment of equity investments	(415,287)	(858,787)	(415,287)	(858,787)
Dividend income	100,073	55,184	207,256	176,700
Other, net	(83,214)	6,753	174,141	669,297
	$(510,916)	$(912,796)	$4,910,722	$(296,112)

Income (Loss) before taxes	$1,483,656	$1,703,351	$(446,857)	$(382,009)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	415,000	475,000	(125,000)	575,000

NET INCOME (LOSS)	$1,068,656	$1,228,351	$(321,857)	$(957,009)

RETAINED EARNINGS, beg. of period	97,939,977	102,878,787	102,270,564	105,989,712
Less cash dividends	926,984	925,566	1,874,301	1,851,131
Less purchase and retirement
of capital stock	241,312	245,951	2,234,069	245,951
RETAINED EARNINGS, end of period	$97,840,337	$102,935,621	$97,840,337	$102,935,621
Basic earnings (losses) per share	$0.27	$0.31	$(0.08)	$(0.24)
Cash dividends per share	$0.23	$0.23	$0.46	$0.46

Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three Months and the Nine Months Ended September 30, 2011 and 2010 (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
NET INCOME (LOSS)	$1,068,656	$1,228,351	$(321,857)	$(957,009)
UNREALIZED DEPRECIATION ON
AVAILABLE FOR SALE SECURITIES (Net
of deferred tax benefit of $(2,032,000),
$(84,000), $(800,000), and $(528,000), respectively	(3,043,287)	(124,787)	(1,197,849)	(788,948)

RECLASSIFICATION ADJUSTMENT FOR
REALIZED (GAINS) LOSSES INCLUDED IN
NET INCOME (LOSS) (Net of deferred
tax (benefit) expense of $(168,000), $(344,000),
$1,912,000, and $(340,000), respectively)	247,287	514,787	(2,870,151)	506,948

POSTRETIREMENT LIABILITY (Net of deferred tax
expense of $-0-, $-0-, $-0- and $-0-, respectively)	-	-	-	685,000
COMPREHENSIVE INCOME (LOSS)	$(1,727,344)	$1,618,351	$(4,389,857)	$(554,009)

See accompanying Notes to the Condensed Consolidated Financial Statements

The Monarch Cement Company and Subsidiaries
Condensed Consolidated Statements Of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	2011	2010
OPERATING ACTIVITIES:
Net loss	$(321,857)	$(957,009)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation, depletion and amortization	8,553,737	8,766,192
Deferred income taxes, long-term	758,300	164,000
Gain on disposal of assets	(250,501)	(29,688)
Realized gain on sale of equity investments	(5,197,438)	(11,839)
Realized loss on impairment of equity investments	415,287	858,787
Gain on disposal of other assets	-	(700,000)
Postretirement benefits and pension expense	1,698,305	2,674,431
Change in assets and liabilities:
Receivables, net	(5,794,228)	(5,064,425)
Inventories	2,979,281	1,266,161
Refundable income taxes	(1,135,677)	(270,449)
Prepaid expenses	(925,177)	(442,518)
Other assets	2,250	1,692
Accounts payable and accrued liabilities	454,034	(990,587)
Net cash provided by operating activities	$1,236,316	$5,264,748

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$(5,601,076)	$(4,836,923)
Proceeds from disposals of property, plant and equipment	287,924	52,618
Proceeds from disposals of other assets	-	700,000
Payment for acquisition of business, net of cash acquired	(534,392)	-
Payment for purchases of equity investments	(2,389,924)	(860,134)
Proceeds from disposals of equity investments	7,878,129	205,487
Increase in short-term investments, net	(10,166)	-
Net cash used for investing activities	$(369,505)	$(4,738,952)

FINANCING ACTIVITIES:
Increase in line of credit, net	$6,388,069	$4,904,271
Payments on bank loans	(2,238,756)	(2,040,889)
Payments on other long-term debt	(581,401)	(85,441)
Cash dividends paid	(3,720,289)	(3,702,262)
Purchase of capital stock	(2,483,069)	(273,901)
Net cash used for financing activities	$(2,635,446)	$(1,198,222)

Net decrease in cash and cash equivalents	$(1,768,635)	$(672,426)
Cash and Cash Equivalents, beginning of year	2,695,267	2,149,397
Cash and Cash Equivalents, end of period	$926,632	$1,476,971

Supplemental disclosures:
Interest paid, net of amount capitalized	$380,048	$442,149
Income taxes paid, net of refunds	$385,527	$1,617
Capital equipment additions included in accounts payable	$75,823	$32,335
Non-cash investing activities:
Issuance of 105,750 shares of capital stock
related to acquisition of business	$2,749,500	$-
Note payable related to acquisition of business	$927,443	$-

See accompanying Notes to the Condensed Consolidated Financial Statements

The Monarch Cement Company and Subsidiaries
Notes To The Condensed Consolidated Financial Statements
September 30, 2011 and 2010 (Unaudited), and December 31, 2010

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

In December 2010, the FASB issued ASU 2010-28, "Intangibles - Goodwill and Other (Topic 350)" which amends Subtopic 350-20 with modifications to Step 1 of the goodwill impairment test for those reporting units with zero or negative carrying amounts so that an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not, based on an assessment of qualitative indicators, that a goodwill impairment exists. ASU 2010-28 was effective for the Company beginning January 1, 2011. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment". ASU 2011-08 allows entities to first assess qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under Topic 350, Intangible - Goodwill and Other. Currently, Topic 350 requires entities to test goodwill on an annual basis by comparing the fair value of a reporting unit to its carrying value including goodwill (Step one). The second part of the test must be performed to measure the amount of impairment. Under ASU No. 2011-08, entities are not required to calculate the fair value of a reporting unit unless they conclude that it is more likely than not that the unit's carrying value is greater than its fair value based on an assessment of events and circumstances. Entities may bypass the qualitative assessment during any reporting period. ASU No. 2011-08 is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted, including interim or annual goodwill impairment tests performed before September 15, 2011, for interim or annual reports that have not been issued. The Company is considering early adoption of the ASU before its normal effective date for the Company of January 1, 2012. Adoption of the ASU is not anticipated to have a material impact on our consolidated financial statements and footnote disclosures.

In September 2011, the FASB issued ASU No. 2011-09, "Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80): Disclosure about an Employer's Participation in a Multiemployer Plan". This amendment requires registrants to provide additional disclosures about an employer's participation in a multiemployer pension plan. The guidelines are designed to enable the assessment of the potential impact of participating in multiemployer plans on the participants' future cash flow and to disclose the financial health of all of the significant plans in which an employer participates. The amendment also applies to nongovernmental entities participating in multiemployer plans and multiemployer plans that provide post retirement benefits other than pensions. ASU No. 2011-09 is effective for fiscal years ending after December 15, 2011 and early adoption is permitted. The Company will begin reporting the additional disclosures beginning with the Company's Annual Report on Form 10-K for the year ending December 31, 2011. Since the ASU only requires additional disclosures, the Company's consolidated financial statements will not be impacted.

2.
Our Company groups its operations into two lines of business - Cement Business and Ready-Mixed Concrete Business. The "Cement  Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products, precast concrete construction, and sundry building materials business. Our Ready-Mixed Concrete Business includes precast concrete construction which involve short-term and long-term contracts. Short-term contracts for specific projects are generally of three to six months in duration. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Revenues for these contracts are recognized under the percentage of completion method of accounting using cost-to-cost measures. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Full provision is made for any anticipated losses. The majority of the long-term contracts will allow only scheduled billings and contain retainage provisions under which 5% to 10% of the contract invoicing may be withheld by the customer pending project completion. As of September 30, 2011, the amount of billed retainage which is included in accounts receivable was approximately $189,000, all of which is expected to be collected within one year. The amount of billed retainage which was included in accounts receivable at December 31, 2010 was approximately $120,000. The amount of unbilled revenue in accounts receivable was approximately $563,000 and $380,000 at September 30, 2011 and December 31, 2010, respectively. Unbilled revenue contained approximately $15,000 and $43,000 of not-currently-billable retainage at September 30, 2011 and December 31, 2010, respectively, which is expected to be collected within one year.

3.
As of September 30, 2011, the amount of accounts payable related to property, plant and equipment was $75,823 compared to December 31, 2010 which was $12,495.

Depreciation, depletion and amortization related to manufacturing operations are recorded in Cost of Sales, those related to general operations are recorded in Selling, General and Administrative Expenses, and those related to non-operational activities are in Other, net on the Condensed Consolidated Statements of Income (Loss) and Retained Earnings.

4.
During the nine months and the three months ended September 30, 2011, we incurred a $1.0 million temporary LIFO liquidation gain due to reductions in finished cement and work in process inventory which we expect to be restored by the end of the year. The temporary LIFO liquidation gain has been deferred as a component of accrued liabilities. We did not incur any temporary LIFO liquidation gain for the nine months or the three months ended September 30, 2010.

5.
Corporate assets for 2011 and 2010 include cash and cash equivalents, refundable income taxes, deferred income taxes, investments and other assets. Corporate assets for 2011 also include short-term investments. Following is a summary of the Company's business segment results for the periods indicated:

		Ready- Mixed	Adjustments
	Cement Business	Concrete Business	and Eliminations	Consolidated
For the Three Months Ended 9/30/11
Sales to unaffiliated customers	$15,486,311	$23,078,822	$-	$38,565,133
Intersegment sales	4,703,184	147	(4,703,331)	-
Total net sales	$20,189,495	$23,078,969	$(4,703,331)	$38,565,133
Income from operations	$1,300,879	$693,693		$1,994,572
Other expense, net				$(510,916)
Income before income taxes				$1,483,656
Capital Expenditures	$1,317,402	$1,820,450		$3,137,852

For the Three Months Ended 9/30/10
Sales to unaffiliated customers	$15,357,098	$21,766,371	$-	$37,123,469
Intersegment sales	4,328,760	14,667	(4,343,427)	-
Total net sales	$19,685,858	$21,781,038	$(4,343,427)	$37,123,469
Income (Loss) from operations	$3,094,501	$(478,354)		$2,616,147
Other expense, net				(912,796)
Income before income taxes				$1,703,351
Capital Expenditures	$337,751	$505,857		$843,608

For the Nine Months Ended 9/30/11
Sales to unaffiliated customers	$34,483,956	$52,876,029	$-	$87,359,985
Intersegment sales	10,614,907	147	(10,615,054)	-
Total net sales	$45,098,863	$52,876,176	$(10,615,054)	$87,359,985
Loss from operations	$(2,284,628)	$(3,072,951)		$(5,357,579)
Other income, net				4,910,722
Loss before income taxes				$(446,857)
Capital Expenditures	$2,665,445	$2,998,959		$5,664,404

For the Nine Months Ended 9/30/10
Sales to unaffiliated customers	$36,188,214	$53,203,728	$-	$89,391,942
Intersegment sales	11,000,943	14,667	(11,015,610)	-
Total net sales	$47,189,157	$53,218,395	$(11,015,610)	$89,391,942
Income (Loss) from operations	$4,109,578	$(4,195,475)		$(85,897)
Other expense, net				(296,112)
Loss before income taxes				$(382,009)
Capital Expenditures	$1,493,046	$2,627,734		$4,120,780

Balance as of 9/30/11
Identifiable Assets	$86,732,396	$47,299,861	$134,032,257
Corporate Assets			40,541,550
			$174,573,807

Balance as of 9/30/10
Identifiable Assets	$93,015,393	$42,380,667	$135,396,060
Corporate Assets			40,132,086
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

The aggregate amount of equity securities carried at cost, for which the Company has not elected the fair value option, was $2.5 million as of September 30, 2011.  The remaining $14.0 million in equity security investments are stated at fair value. As of December 31, 2010, the aggregate amount of equity securities carried at cost was $2.4 million and the remaining $21.6 million in equity security investments were stated at fair value. The following table summarizes the bases used to measure certain assets at fair value on a recurring basis in the balance sheet:

		Fair Value at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Input
Assets:	09/30/2011	(Level 1)	(Level 2)	(Level 3)
Available-for-sale equity securities
Cement industry	$6,421,912	$6,421,912	$-	$-
General building materials industry	2,943,132	2,943,132	-	-
Oil and gas refining and marketing industry	4,099,046	4,099,046	-	-
Residential construction industry	579,564	579,564	-	-
Total assets measured at fair value	$14,043,654	$14,043,654	$-	$-

Assets:	12/31/2010
Available-for-sale equity securities
Cement industry	$9,499,615	$9,499,615	$-	$-
General building materials industry	3,623,769	3,623,769	-	-
Oil and gas refining and marketing industry	7,545,978	7,545,978	-	-
Residential construction industry	896,346	896,346	-	-
Total assets measured at fair value	$21,565,708	$21,565,708	$-	$-

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

The following table shows the unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual trade lots of securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

Available-for-sale equity securities	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
September 30, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Cement industry	$1,931,772	$272,612	$14,100	$4,016	$1,945,872	$276,628
General building materials
industry	2,009,179	648,755	-	-	2,009,179	648,755
Residential construction
industry	342,663	222,748	69,816	78,563	412,479	301,311
Total	$4,283,614	$1,144,115	$83,916	$82,579	$4,367,530	$1,226,694

December 31, 2010
Cement industry	$-	$-	$16,400	$1,716	$16,400	$1,716
Residential construction
industry	488,379	86,054	-	-	488,379	86,054
Total	$488,379	$86,054	$16,400	$1,716	$504,779	$87,770

Impairment Analysis

The Company owns stock in two privately-owned companies accounted for by the cost method; one in the brick industry and the other in the ethanol production industry. These investments were evaluated at September 30, 2011 and at December 31, 2010 for impairment. The evaluations of the ethanol production industry investment for each period's impairment analysis was based on specific identification of shares held and quoted prices in markets that are not active and no impairments were identified. Since there is not an active market for the brick industry investment, the Company relied on a discounted future net cash flow valuation of the investee for each period's impairment analysis to determine if the average cost of shares were impaired and no impairment was identified. As a result of those evaluations, the Company did not consider these cost-method investments to be impaired at September 30, 2011 or December 31, 2010. The aggregate cost of the Company's cost-method investments totaled $2.5 million and $2.4 million at September 30, 2011 and December 31, respectively.

September 30, 2011 - - The Company's investments in marketable equity securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each investment to market price. As a result of these evaluations, the Company identified $0.4 million in other-than-temporary impairments in investments in the general building materials industry resulting in a recognized loss in earnings of equity investments. The fair value of those investments then became the new cost basis.  The Company did identify some specific investments in available-for-sale equity securities that were not other-than-temporarily impaired resulting in the recognition of unrealized losses (see table above). These unrealized losses relate to investments in the common stock of five companies; one in the general building materials industry, one in the residential construction industry and three in the cement industry. When the Company evaluated impairment by comparing the specifically identified cost of each investment to market price as of October 14, 2011, all of the investments had higher market prices except two in the cement industry where the market price change was insignificant. The general building materials industry securities had decreased their temporary impairments to approximately $330,000 (12.9% below cost). The residential construction industry securities had decreased their temporary impairments to approximately $251,000 (35.2% below cost). The temporary impairment in the securities of one company in the cement industry decreased from approximately $259,000 to $181,000 (9.4% below cost). The Company evaluated the near-term prospects of all of the issuers in relation to the severity of the impairments (fair value was approximately 24.4% less than cost in the general building materials industry investment, approximately 42.2% less than cost in the residential construction industry investment, and approximately 13.5%, 4.8%, and 22.2% less than cost in the three cement industry investments as of September 30, 2011) and the duration of the impairments (less than three months in the general building materials industry investment; approximately 75% of shares at less than 3 months and 25% of shares at 12 months in the residential construction industry investment; and less than 3 months in the majority of the cement industry investment). Based on that evaluation, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

December 31, 2010 - - The Company's investments in marketable equity securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each investment to market price. In its third quarter evaluations, the Company identified a $0.9 million other-than-temporary impairment in its general building materials industry investments, resulting in a recognized loss in earnings of equity investments. The fair value of those investments then became the new cost basis. No further other-than-temporary impairments were identified in the fourth quarter. In its fourth quarter evaluation, the Company identified some specific investments in marketable equity securities it believes are temporarily impaired resulting in the recognition of unrealized losses (see 2010 information in table above). These unrealized losses relate to investments in the common stock of two companies; one in the residential construction industry and another in the cement industry. When the Company evaluated the impairments by comparing the specifically identified cost of each investment to market price as of February 14, 2011, the residential construction industry securities had recovered approximately $8,400 (9.8%) of their December 31, 2010 temporary impairments. The cement industry securities slightly increased their temporary impairments. The Company evaluated the near-term prospects of all of the issuers in relation to the severity of the impairments (fair value was approximately 15 percent less than cost in the residential construction industry investment and approximately 9 percent less than cost in the cement industry investment as of December 31, 2010) and the duration of the impairments (approximately 6 months in the residential construction industry investment and 12 months in the cement industry investment). Based on that evaluation, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Investment Results - - The investment results for September 30, 2011 and December 31, 2010 are as follows:

	Amortized	Gross Unrealized		Fair
September 30, 2011	Cost	Gains	Losses	Value
Available-for-sale equity securities
Cement industry	$5,349,000	$1,073,000	$-	$6,422,000
General building materials industry	3,558,000	-	615,000	2,943,000
Oil and gas refining and marketing industry	782,000	3,317,000	-	4,099,000
Residential construction industry	855,000	-	275,000	580,000
Total available for sale equity securities	$10,544,000	$4,390,000	$890,000	$14,044,000

Total gross unrealized gains, net of losses		$3,500,000
Less: Deferred taxes on unrealized holding gains		1,400,000
Unrealized gains recorded in equity, net of deferred tax		$2,100,000

	Amortized	Gross Unrealized		Fair
December 31, 2010	Cost	Gains	Losses	Value
Available-for-sale equity securities
Cement industry	$4,971,000	$4,529,000	$-	$9,500,000
General building materials industry	2,866,000	758,000	-	3,624,000
Oil and gas refining and marketing industry	2,600,000	4,946,000	-	7,546,000
Residential construction industry	849,000	47,000	-	896,000
Total available for sale equity securities	$11,286,000	$10,280,000	$-	$21,566,000

Total gross unrealized gains		10,280,000
Less: Deferred taxes on unrealized holding gains		4,112,000
Unrealized gains recorded in equity, net of deferred tax		$6,168,000

Investment-related cash flow information for September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Proceeds from sale of equity securities	$7,878,129	$412,532
Realized gain/(loss) on equity securities	$5,197,438	$(79,793)
Realized losses due to other-than-temporary
impairment of equity securities	$(415,287)	$(858,787)

7.
The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the nine months ended September 30, 2011 and 2010:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Service cost	$563,751	$501,735	$460,698	$409,177
Interest cost	1,515,529	1,547,487	1,308,683	1,401,364
Less: Expected return on plan assets	1,452,826	1,294,002	-	-
Amortization of prior service cost	82,484	82,484	(38,064)	-
Recognized net actuarial loss	684,742	651,490	-	-
Unrecognized net loss	-	-	510,656	540,681
Net periodic expense	$1,393,680	$1,489,194	$2,241,973	$2,351,222

The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the three months ended September 30, 2011 and 2010:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Service cost	$187,917	$167,245	$153,566	$136,392
Interest cost	505,176	515,829	436,228	467,122
Less: Expected return on plan assets	484,275	431,334	-	-
Amortization of prior service cost	27,495	27,495	(12,688)	-
Recognized net actuarial loss	228,247	217,163	-	-
Unrecognized net loss	-	-	170,218	180,227
Net periodic expense	$464,560	$496,398	$747,324	$783,741

As previously disclosed in our financial statements for the year ended December 31, 2010, Monarch expects to contribute approximately $3,120,000 to the pension fund in 2011. As of September 30, 2011, we have contributed approximately $1,013,000 and anticipate contributing an additional $2,107,000 to this plan in 2011 for a total of $3,120,000.

The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets.  As previously disclosed in our financial statements for the year ended December 31, 2010, Monarch expects expenditures of approximately $1,775,000 for this plan in 2011. As of September 30, 2011, we have contributed approximately $1,024,000 and anticipate contributing an additional $751,000 on this plan in 2011 for a total of $1,775,000.

8.
Other, net contains miscellaneous nonoperating income (expense) items other than interest income, interest expense, gains on sale of equity investments, realized loss on impairment of equity investments, and dividend income.

9.
Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,039,438 and 4,026,393 in the first nine months and third quarter of 2011, respectively. The weighted average number of shares outstanding was 4,022,902 and 4,020,352 in the first nine months and third quarter of 2010, respectively. The Company has no capital stock equivalents and therefore, does not report diluted earnings per share.

10.
The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2007. The Company believes it is not subject to any significant tax risk.  The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expenses recognized during the nine months ended September 30, 2011 or September 30, 2010.

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

    The residential and commercial construction slowdown, which began during 2008 and continued into 2011, has resulted in a declining demand for cement and ready-mixed concrete. Recent economic forecasts from the Portland Cement Association (PCA) indicate the construction industry is likely to remain weak until 2013. They indicate the negative drag on construction activity is due to uncertainty regarding highway spending and government policy related to the debt crisis. This weakness in the industry is putting downward pressure on the pricing of cement and ready-mixed concrete. The decline in volume and pricing pressure in the industry has adversely impacted our revenues, gross margins, and net profits. The impact of these adverse economic conditions was greater in the first nine months of 2011 than in the corresponding period of 2010.

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

    The Company plans to shut down its cement production facility and lay off the majority of its cement production employees during the first quarter of 2012 due to the continued weakness in the construction industry. The layoff is anticipated to last from four to ten weeks depending on cement shipments, and the resulting reduction in cement inventory, during the layoff period.

RESULTS OF OPERATIONS - THIRD QUARTER OF 2011 COMPARED TO THIRD QUARTER OF 2010

Consolidated net sales, for the three months ended September 30, 2011, increased by $1.4 million when compared to the three months ended September 30, 2010. Sales in our Cement Business increased by $0.1 million and sales in our Ready-Mixed Concrete Business increased by $1.3 million. Cement Business sales increased $0.4 million due to a 3.0% increase in volume sold and decreased $0.3 million due to price decreases. The acquisition of Kay Concrete resulted in an increase in cubic yards of ready-mixed concrete sold. Sales increased by $2.1 million due to a 14.9% increase in cubic yards sold and increased $0.1 million due to price increases. These ready-mixed concrete sales increases were partially offset by a decrease of $0.7 million in construction contract sales and a decrease of $0.2 million in sales of brick, block, aggregates and other sundry items.

Consolidated cost of sales, for the three months ended September 30, 2011, increased by $2.0 million when compared to the three months ended September 30, 2010. Cost of sales in our Cement Business was higher by $1.8 million and cost of sales in our Ready-Mixed Concrete Business was higher by $0.2 million. Cement Business cost of sales increased $0.3 million primarily due to the 3.0% increase in volume sold in addition to a $1.5 million increase related to higher production costs primarily resulting from the continuation of fixed costs during production shutdowns and the inefficiencies of lower production levels. Ready-Mixed Concrete Business cost of sales increased $1.9 million primarily due to the 14.9% increase in cubic yards of ready-mixed concrete sold which was partially offset by declines in direct material costs of $0.7 million. Cost of sales for brick, block, aggregates and other sundry items declined $0.5 million in addition to a $0.5 million decline in cost of sales for construction contracts.

As a result of the above sales and cost of sales factors, our overall gross profit rate declined from 17.4% for the three months ended September 30, 2010 to 15.2% for the three months ended September 30, 2011. The gross profit rate for the Cement Business declined from 31.7% for the three months ended September 30, 2010 to 20.7% for the three months ended September 30, 2011. The gross profit rate for the Ready-Mixed Concrete Business improved from 7.4% for the three months ended September 30, 2010 to 11.5% for the three months ended September 30, 2011.

The Company recorded $0.4 million less for impairment loss on equity investments due to impairments that were other-than-temporary for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The impairment loss for both years were for investments in the general building materials industry.

The effective tax rate for the three months ended September 30, 2011 and 2010 was 28.0%. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates.

RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 2011 COMPARED TO THE FIRST NINE MONTHS OF 2010

    Consolidated net sales, for the nine months ended September 30, 2011, decreased by $2.0 million when compared to the nine months ended September 30, 2010. Sales in our Cement Business were lower by $1.7 million and sales in our Ready-Mixed Concrete Business were lower by $0.3 million. Cement Business sales decreased $1.1 million due to a 3.1% decrease in volume sold and decreased $0.6 million due to price decreases. The acquisition of Kay Concrete resulted in an increase in cubic yards of ready-mixed concrete sold. Sales increased $0.6 million due to the 1.8% increase in cubic yards sold and increased $0.1 million due to price increases. Sales brick, block, aggregates and other sundry items decreased $0.9 million and construction contract sales decreased $0.1 million.

Consolidated cost of sales, for the nine months ended September 30, 2011, increased by $3.1 million when compared to the nine months ended September 30, 2010.  Cost of sales in our Cement Business was higher by $4.3 million and cost of sales in our Ready-Mixed Concrete Business was lower by $1.2 million. Cement Business cost of sales decreased $0.8 million due to the 3.1% decrease in volume sold which was more than offset by a $5.1 million increase related to higher production costs primarily resulting from the continuation of fixed costs during production shutdowns and the inefficiencies of lower production levels. Ready-Mixed Concrete Business cost of sales increased $0.6 million due to the $1.8% increase in cubic yards of ready-mixed concrete sold and decreased $0.4 million primarily due to declines in direct material costs. Cost of sales for brick, block, aggregates and other sundry items declined $0.7 million in addition to a $0.7 million decline in cost of sales for construction contracts.

Our overall gross profit rate declined from 12.9% for the nine months ended September 30, 2010 to 7.3% for the nine months ended September 30, 2011. The gross profit rate for the Cement Business declined from 25.9% for the nine months ended September 30, 2010 to 9.7% for the nine months ended September 30, 2011. The gross profit rate for the Ready-Mixed Concrete Business improved slightly from 4.0% for the nine months ended September 30, 2010 to 5.7% for the nine months ended September 30, 2011.

Gain on sale of equity investments increased by $5.2 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The Company recorded $0.4 million less for impairment loss on equity investments due to impairments that were other-than-temporary for the first nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The impairment loss for both years were for investments in the general building materials industry.

Other, net decreased by $0.5 million for the nine months ended September 30, 2011 from the nine months ended September 30, 2010 primarily due to a $0.7 million gain related to the sale of a non-operating asset during the first nine months of 2010 while Other, net during the first nine months of 2011 primarily consisted of $0.1 million proceeds from scrap metal sales.

The effective tax rates for the nine months ended September 30, 2011 and 2010 were 28.0% and (150.5)%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates. The change in the effective tax rate for 2010 was primarily due to an income tax charge of $685,000 recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010.

LIQUIDITY

    The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2011 and December 31, 2010, cash equivalents consisted primarily of money market investments and repurchase agreements with various banks.  The FDIC, through the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), has permanently raised the standard maximum deposit insurance amount (SMDIA) to fully guarantee all deposit accounts up to $250,000. In addition, the FDIC has adopted section 343 of the Dodd-Frank Act, effective December 31, 2010, which provides for unlimited deposit insurance for noninterest-bearing transaction accounts for two years starting December 31, 2010. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules.

We are able to meet our cash needs primarily from a combination of operations, the sale of equity investments and bank loans.

    Operating activities provided $4.0 million less cash for the nine months ended September 30, 2011 compared to the same period in 2010. For the nine months ended September 30, 2011 and September 30, 2010, cash provided by operating activities was  $1.2 million and $5.3 million, respectively. Net losses were  $0.6 million lower in the first nine months of 2011 compared to the corresponding period in 2010 despite 2011's decline in overall sales volume and decline in gross profit margins. This improvement is primarily the result of the $5.2 million gain on the sale of equity investments. The Company did not have any gain on the disposal of other assets in the first nine months of 2011, but the corresponding period in 2010 had a gain on the disposal of a non-operating asset of $0.7 million. Accrued postretirement benefits and pension expense used $1.0 million less cash in the first nine months of 2011 when compared to the corresponding period of 2010 primarily as a result of postretirement benefits using $0.8 million less cash in during 2011. The net result of production levels and sales volumes in the first nine months of 2011 and 2010 resulted in inventories decreasing $1.7 million more in the first nine months of 2011 than the corresponding period of 2010. Net Receivables increased $0.7 million more in the nine months ended September 30, 2011 than the corresponding period of 2010 primarily due to a greater increase in September 2011 over December 30, 2010 sales compared to the increase in September 2010 over December 30, 2009 sales. Refundable income taxes increased $0.9 million more in the nine months ended September 30, 2011 than the corresponding period of 2010 due to the net losses incurred during 2011 and the sale during 2011 of previously other-than-temporarily impaired equity securities which resulted in $0.9 million of associated deferred tax becoming refundable. Accounts payable and accrued liabilities excluding acquisitions of property, plant and equipment purchases provided $1.4 million more cash in the nine months ending September 2011 primarily as a result of accrued liability for prepaid cement sales which decreased less during the nine months ended September 2011 than the corresponding period in 2010.

     Net cash used for investing activities totaled $0.4 million in the first nine months of 2011 while $4.7 million was used in the first nine months months of 2010. The $4.4 million decrease in net cash used for investing activities for the first nine months of 2011 compared to the corresponding period of 2010 is principally due to the $6.1 million increase in proceeds from disposals, net of purchases, of equity investments in the first nine months of 2011 over the corresponding period of 2010. The Company used $1.2 million more cash for the net acquisition and disposal of property, plant and equipment and disposals of other assets in the first nine months of 2011 than in the corresponding period of 2010. The acquisition of Kay Concrete used $0.5 million in cash, net of cash acquired, in the first nine months of 2011 while no such acquisitions were made in the first nine months of 2010.

    Net cash used for financing activities totaled $2.6 million and $1.2 million for the nine months ending September 30, 2011 and September 30, 2010, respectively. The $1.4 million increase in cash used in 2011 compared to 2010 was primarily the result of an increase in capital stock purchases of $2.2 million. Our line of credit, net of payments on long term debt, provided $0.8 million more through the third quarter of 2011 compared to the same period in 2010.

    In December 2010, Monarch entered into an amendment to the loan agreement with its current lender, Bank of Oklahoma, N.A., to, among other things, renew and modify the terms of Monarch's term loan and revolving line of credit. The amendment added a financial covenant that requires the Company to pledge its investment account to the Bank of Oklahoma, N.A. as collateral for the term loan and revolving line of credit. The fair value of the investment account pledged as collateral was $13.5 million as of September 30, 2011. The proceeds of the sale of any assets held in the investment account would be paid to the Bank of Oklahoma, N.A. to be applied to the balance of the revolving line of credit and then to the term loan, at the lender's discretion. Monarch's secured credit commitment consists of a $17.8 million term loan maturing December 31, 2014 and a $15.0 million line of credit maturing December 31, 2011. Under the amended loan agreement, interest rate terms were not changed. The interest rate on the Company's line of credit remains variable and based on the lender's national prime rate less 0.50% with a 3.50% interest rate minimum or floor. The interest rate on the Company's term loan remains variable and based on the lender's national prime rate less 0.75% with a 3.00% interest rate minimum or floor. The loan agreement contains a financial covenant related to net worth which the Company was in compliance with at the end of the third quarter of 2011.

    As of September 30, 2011, we had $9.7 million outstanding on the term loan and $6.4 million outstanding on the line of credit leaving a balance available on the line of credit of $8.6 million. The annual weighted average  interest rate we paid on the term loan during the third quarter and first nine months of 2011 and 2010 was 3.25%. The annual weighted average interest rate we paid on the line of credit during the third quarter and first nine months of 2011 and 2010 was 3.50%. As of September 30, 2011, the applicable interest rate was 3.25% on the term loan and 3.50% on the line of credit. The term loan was used to help finance the expansion project at our cement manufacturing facility. The line of credit was used during the year to fund temporary operating expenses. Our Board of Directors has given management the authority to borrow a maximum of $50 million. We have not discussed additional financing with any banks or other financial institutions; therefore, no assurances can be given that we will be able to obtain this additional borrowing on favorable terms, if at all.

    The Company has projects in the planning and design phases in addition to projects already in progress. For discussion of these projects, see "Capital Resources" below. We anticipate capital expenditures for 2011 to exceed 2010 levels, but we do not anticipate the need for additional bank financing other than that available under the existing line of credit.

    For several years the Company has paid a dividend in January, March, June and September. At the August 2011 Board of Directors' meeting, the Board declared a dividend of $0.23 per share payable in September. Under the terms and conditions of our loan agreement, the Company's ability to pay dividends is subject to its satisfaction of a requirement to maintain a tangible net worth of $90 million and an adjusted tangible net worth, which is tangible net worth before other comprehensive income, of $95 million. The Company was in compliance with these requirements at the end of the third quarter of 2011. The minimum net worth requirements could impact the Company's ability to pay dividends in the future. Although dividends are declared at the Board's discretion and could be impacted by the minimum net worth requirements of the Company's loan agreement, we project future cash flow will support the continued payment of dividends at the current level.

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

FINANCIAL CONDITION

Total assets as of  September 30, 2011 were $174.6 million, an increase of $0.5 million since December 31, 2010. The acquisition of Kay Concrete plus higher sales in September 2011 compared to December 2010 led to a $6.2 million increase in receivables. From year-to-year the weather conditions in these two months can vary significantly which impacts sales and resulting receivables at month-end. Increases in receivables are common during the first nine months of the year due to the seasonality of our business (see"Seasonality" below). Total inventories decreased $2.7 million primarily due to a $3.3 million decrease in finished cement and $0.7 million decrease in work in process inventories resulting from reduced production during the year in addition to the shutdowns of the production facilities during the first quarter of 2011. Fuel, gypsum, paper sacks and other inventory increased $1.3 million primarily as a result of purchases of coal and petroleum coke exceeding amounts consumed in the production process, increases related to the acquisition of Kay Concrete, and smaller increases from various other subsidiaries in preparation for seasonal increased demand.

Refundable income taxes increased $1.1 million compared to December 31, 2010. Our quarterly estimated tax payments are based on annualized income and the net loss we experienced during the first nine months resulted in refundable income taxes. In addition, equity securities which had previously been other-than-temporarily impaired were sold and the $0.9 million deferred tax associated with them as a result of their book/tax basis difference became refundable. Prepaid expenses increased by $0.9 million primarily due to insurance deposits. Property, plant and equipment net of depreciation and depletion increased by $2.5 million primarily due to routine expenditures for property, plant and equipment plus the acquisition of Kay Concrete which increased property, plant and equipment by $5.3 million. Investments decreased $7.5 million primarily due to the $5.5 million sale, net of purchases, of available-for-sale equity securities in addition to decreases in the market value of remaining equities held. The $1.5 million increase in other assets was primarily a result of the Kay Concrete acquisition which added $0.6 million and $0.9 million to goodwill and noncompete agreements, respectively.

Accounts payable increased by $0.8 million primarily due to increases related to the acquisition of Kay Concrete and increases in the Ready-Mixed Concrete Business segment related to increased sales volume in September 2011 over December 2010. Accrued liabilities decreased from December 31, 2010 to September 30, 2011 by $1.8 million primarily due to a $1.8 million decrease in cash dividends liability resulting from the timing of when dividends are declared and paid.

Indebtedness increased $5.8 million during the first nine months of 2011 primarily due to increased utilization of our line of credit to fund the $5.8 million increase in receivables and approximately $5.6 million for cash expenditures for property, plant and equipment.

Accrued postretirement and pension liabilities increased by $1.3 million and $0.4 million, respectively, due to net periodic expense exceeding contributions.

Additional-paid-in-capital increased by $2.5 million as a result of the purchase of Kay Concrete on April 15, 2011, and the resulting issuance of 105,750 shares of the Company’s capital stock with a market value on that date of $26.00 per share compared to a $2.50 per share par value.

Unrealized holding gain, which is included in accumulated other comprehensive loss, decreased by $4.1 million during the first nine months of 2011 primarily due to the realization  of previously unrealized gains of $5.2 million through the sale of $7.9 million of available-for-sale equity securities in addition to decreases in the market value of remaining equities held.

CAPITAL RESOURCES

    The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Capital expenditures included routine equipment purchases during the first nine months of 2011, equally in the Cement Business and in the Ready-Mixed Concrete Business. During the first nine months of 2011, cash expenditures for property, plant and equipment totaled approximately $5.6 million, excluding the amounts that are included in accounts payable.

    The Company does not currently meet certain emission limitations included in the latest regulations issued by the EPA. For discussion on the regulations, see NESHAP discussed below under "Environmental Regulations". To comply with these new regulations, the Company will need to install additional pollution control equipment in its Cement Business. There is no proven technology that enables us to give 100% assurance that we can reach the limits required by the new regulations; however, we feel compliance is possible at our modern facility through the installation of additional pollution control equipment.  We plan to use a step approach, beginning with the installation of additional dust collectors on one of our two kilns.  Once they are installed, we will test for compliance to determine if other pollution control equipment is needed. If we are not in compliance, we will continue to install pollution control equipment, testing for compliance after each installation, until our emissions are within limits. Once we have successfully modified one kiln to meet the new emission standards, we will proceed with our second kiln. We have also initiated plans to modify our roller mill and related equipment at an estimated cost of $6.0 million dollars. Supplemental equipment (and estimated cost) which may be required include additional dust collectors on both kilns ($4.0 million), upgraded dust collectors on both clinker coolers ($4.0 million), hydrated lime injection system ($0.4 million), and a chloride by-pass system ($7.0 million). Cost estimates will be updated as the modifications are engineered and priced for our facility. We are hopeful that we can comply with the new regulations without having to install a chloride by-pass system. We have until September 2013 to comply and may be able to get a one year extension if we have shown continuous progress toward becoming compliant. Various court challenges and legislative actions are pending against the NESHAP regulations issued by the EPA. If any of these court challenges or legislative actions are successful in delaying or overruling the regulation, we will evaluate whether or not to complete the projects currently in process.

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

    The Company plans to invest in other miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business in 2011.  These expenditures, including the ones discussed in the above paragraphs related to NESHAP compliance, are expected to reach approximately $10.1 million during 2011 and will be funded with a mixture of cash from operations and temporary bank loans. We do not anticipate the need for additional bank financing beyond the amount available through our existing revolving line of credit.

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

    A ruling promulgated by the EPA in 2009 required us to install carbon dioxide (CO2) Continuous Emission Monitors (CEMs) to track various aspects of the production process to effectively establish a Greenhouse Gas (GHG) inventory for our cement manufacturing facility.

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

    We are currently not aware of any proposed or pending climate change regulations. There are many variables making it difficult to predict the overall cost of carbon legislation.  It is equally difficult to determine when those costs will be realized, or even the feasibility of legislation being passed.  There is consensus in the industry that the costs of CO2 limits required through regulation or legislation could be substantial enough to fundamentally change the cement manufacturing business.

    On September 9, 2010, the EPA published modifications to the National Emission Standard for Hazardous Air Pollutants (NESHAP) regulation in the Federal Register. The compliance date for all U.S. cement plants is September 9, 2013. The final rule differs from the proposed rule by requiring more stringent emission limitations on mercury (Hg), total hydrocarbons (THC), hydrochloric acid (HCL), and particulate matter less than 10 microns in diameter (PM 10).  Our current emission levels are below the proposed limitations for mercury and THC so additional control equipment is not required for these pollutants; however, we expect to incur increased costs for control equipment for PM 10 & HCL. There will also be additional costs for monitoring, testing, and increased maintenance labor. Initial costs to comply are discussed above under "Capital Resources". H. R. 2681, The Cement Sector Regulatory Relief Act, which would extend the compliance date for NESHAP to September 9, 2015, was passed by the House of Representatives, and The Portland Cement Association (PCA) filed legal briefs with the District of Columbia Circuit Court of Appeals addressing numerous challenges to NESHAP. It is uncertain when and if companion legislation to H. R. 2681 will pass the Senate and be acceptable to President Obama. It is also unknown when the D. C. Circuit Court will rule on PCA's briefs. Management has elected to proceed with modifications to the roller mill rather than risk non-compliance with NESHAP should legislative or judicial relief not materialize.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

    The Company invests in equity investments which are subject to market fluctuations. The Company had $16.5 million of equity securities, primarily of publicly traded entities, as of September 30, 2011. The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $2.5 million as of September 30, 2011. The remaining $14.0 million in equity investments, which are stated at fair value, are not hedged and are exposed to the risk of changing market prices. The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to fair value on the balance sheet at the end of each period unless they are securities for which the Company has not elected the fair value option. Securities carried at cost are adjusted for impairment, if conditions warrant. Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the fair value of our equity securities would have a $0.8 million effect, net of deferred tax, on comprehensive income. At September 30, 2011, the Company evaluated all of its equity investments for impairment. The results of those evaluations are discussed in Note 6 of Notes to the Condensed Consolidated Financial Statements.

The Company also has $16.1 million of bank loans as of September 30, 2011. Interest rates on the Company's term loan and line of credit are variable, subject to interest rate minimums or floors, and are based on the lender's National Prime rate  less 0.75% and lender's National Prime rate less 0.50%, respectively.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION

Item 1.      Legal Proceedings

    The Company self-reported potential violations of certain permitting requirements of the Kansas Department of Health and Environment (KDHE). As a result, the Company was notified by letter dated April 27, 2009 of allegations by KDHE that the Company has performed multiple modifications and alterations at the Company’s facility for which the Company did not apply for or obtain the KDHE construction permits required by the Kansas Air Quality Act and related regulations. KDHE also alleged that the Company did not apply for or obtain from KDHE the necessary permits for modifications or alterations to a facility that are significant for Prevention of Significant Deterioration (PSD). Based on these allegations, KDHE proposes to assess a civil penalty of $351,000, and to require the Company to submit a new, complete PSD permit application, including therein a proposal by the Company for installation of air emission controls to achieve Best Available Control Technology (BACT) as provided in applicable regulations. The Company does not agree with certain of KDHE’s factual and legal allegations, and is attempting to resolve these issues through negotiation and mutual agreement between the Company and KDHE. The Company reserves all legal rights in the event such a resolution cannot be reached. As of September 30, 2011, it is probable that losses may result, but such losses are estimated to be insignificant.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the purchases made by or on behalf of our Company or certain affiliated purchasers of shares of our capital stock during the third quarter ended September 30, 2011:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Beginning repurchase authority				98,328
July 1-31, 2011	-	-	-	98,328
Additional authorization of 101,672 shares from August 5, 2011 Board of Directors' meeting				200,000
August 1-31, 2011	8,700	24.04	8,700	191,300
September 1-30, 2011	2,500	24.06	2,500	188,800
Total	11,200	$24.05	11,200	188,800

On August 5, 2011, our Board of Directors authorized the purchase, through open market or private transactions, of 101,672 shares of our Company's capital stock in addition to the existing 98,328 shares remaining from the Board's 1996 authorization for a total repurchase authority of 200,000 shares. Management's authorization has no expiration. Management was given discretion to determine the number and pricing of shares to be purchased as well as the timing of any such purchases.

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

Item 6.       Exhibits

31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated November 9, 2011.

32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated November 9, 2011.

95	Dodd-Frank Act Section 1503(a) Disclosures of Mine Safety and Health Administration Safety Data.

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss) and Retained Earnings, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

The Monarch Cement Company
(Registrant)

Date November 9, 2011	/s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr.
President and
Chairman of the Board
(principal executive officer)

Date November 9, 2011	/s/ Debra P. Roe
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

31.2                            Certificate of the Chief Financial Officer pursuant
                                            to Section 13a-14(a)/15d-14(a) of the
                                            Securities Exchange Act of 1934.

32.1                            18 U.S.C. Section 1350 Certificate of the President
                                            and Chairman of the Board dated November 9, 2011.

32.2                            18 U.S.C. Section 1350 Certificate of the
                                            Chief Financial Officer dated November 9, 2011.

95                               Dodd-Frank Act Section 1503(a) Disclosures of Mine
                                            Safety and Health Administration Safety Data.

101                             The following financial statements from the Company’s
                                            Quarterly Report on Form 10-Q for the fiscal quarter
                                            ended September 30, 2011, formatted in XBRL: (i) Condensed
                                            Consolidated Balance Sheets, (ii) Condensed Consolidated
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