Form 10-K
period 2011-12-31
MONARCH CEMENT CO
filed 2012-03-15
CIK 67517

united states
 securities and exchange commission
Washington, D.C.  20549
FORM 10-K
(Mark One)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
or
☐	Transition report pursuant to section 13 or 15(d ) of the Securities Exchange Act of 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $82,436,544.

As of February 15, 2012, the registrant had outstanding 2,569,831 shares of Capital Stock, par value $2.50 per share, and 1,443,803 shares of Class B Capital Stock, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) the registrant’s annual report to stockholders for the year ended December 31, 2011 - Parts I, II, and IV of Form 10-K and (2) the registrant’s definitive proxy statement prepared in connection with the annual meeting of stockholders to be held on April 11, 2012 - Part III of Form 10-K.

PART I

Item 1.	Business

Unless otherwise indicated by the context, we use the term Company to mean The Monarch Cement Company (Monarch) and its subsidiaries.  Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the description of the Company’s business, including information regarding lines of business, in The Monarch Cement Company’s 2011 Annual Report to Stockholders (filed herewith as Exhibit 13) under the headings:

•	Description of the Business;
•	Lines of Business; and
•	Note 9, Lines of Business, of Notes to Consolidated Financial Statements.

The Company did not introduce any new products nor begin to do business in a new industry segment during 2011.

The Company owns and operates quarries located near its Humboldt, Kansas plant. Such quarries contain all essential raw materials presently used by the Company’s cement operations. The Company’s total reserves, including these quarries and other property located near the plant, are estimated to be sufficient to maintain operations at the Humboldt plant’s present capacity for more than 50 years, although not all reserves are currently accessible under existing governmental permits and approvals.

The Company’s cement products are marketed under registered trademarks using the name “MONARCH”. With the exception of these trademarks, the Company’s operations are not materially dependent on any trademarks, franchises, patents or on any licenses relating to the use thereof.

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

It is necessary for the Company to invest a significant portion of its working capital in inventories.  At December 31, 2011 the Company had inventories as follows:

1.

Cement	$3,963,233
Work in process	1,353,361
Building products	4,236,266
Fuel, gypsum and other materials	6,416,618
Operating and maintenance supplies	11,892,887
Total	$27,862,365

The Company is heavily dependent upon the construction industry and is directly affected by the level of activity in that industry. However, no customer accounted for 10% or more of the Company’s consolidated net revenue during 2011, 2010 or 2009.

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

The Company has, during the past several years, made substantial capital expenditures for pollution control equipment. The Company also incurs normal operating and maintenance expenditures in connection with its pollution control equipment. The Environmental Protection Agency (EPA) has published modifications to the National Emission Standard for Hazardous Air Pollutants (NESHAP) regulation in the Federal Register.  The date for compliance with these modifications by all U.S. cement plants is September 9, 2013.  Since the Company does not currently meet certain emission limitations included in latest regulations issued by the EPA, additional pollution control equipment expenditures in its Cement Business are planned over the next few years to comply with these new regulations. NESHAP regulations also require us to install analyzers capable of continuously monitoring certain pollutants. Analyzers capable of continuously monitoring these pollutants at the extremely low levels (i.e. emissions of particulate matter are limited to 3 parts per million) specified in the regulation do not currently exist. We are partnering with an analyzer manufacturer to assist in the development of the required technology. We refer to the “Capital Resources” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Annual Report to Stockholders for a more detailed description of the Company’s capital resources and improvements under consideration. Such description is incorporated herein by reference.

At December 31, 2011, the Company and its subsidiaries employed approximately 615 employees including 475 hourly employees and 140 salaried employees, which included plant

2.

supervisory personnel, sales and executive staff. Of the 615 total employees, approximately 31% are union employees covered by various collective bargaining agreements.  Approximately 35% of those union employees (11% of our total employees) are covered by an agreement that expires in 2012.  The Company believes it has a good working relationship with its employees and has been successful in negotiating multi-year union contracts without work stoppages.

All of the Company’s operations and sales are in one geographic area consisting primarily of the State of Kansas, the State of Iowa, southeast Nebraska, western Missouri, northwest Arkansas and northern Oklahoma.

The Monarch Cement Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (SEC), are available free of charge through the “SEC Filings” link of the Company’s website, http://www.monarchcement.com, as soon as reasonably practicable after filing with or furnished to the SEC. These reports are also available to read and copy at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s 2011 Annual Report to Stockholders in the “Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings:

•	Accounting and Disclosure Rules Impact;
•	Market Risks;
•	Inflation; and
•	Environmental Regulations.

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

3.

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

4.

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

Climate change and climate change legislation or regulations may adversely impact our business.  In the past a number of governmental bodies have introduced or contemplated legislative and regulatory changes in response to the potential impacts of climate change that, if enacted, would have limited and reduced greenhouse gas emissions through a “cap and trade” system of allowances and credits, among other provisions.  In addition, the EPA has required large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions and has proposed a permitting process for large emitters.  Any such “cap-and-trade” system or other limitations imposed on the emission of “greenhouse gases” could have a material adverse effect on our financial position, results of operation or cash flows.

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

The Company’s corporate office and cement plant, including equipment and raw materials, are located at Humboldt, Kansas, approximately 110 miles southwest of Kansas City, Missouri. The Company owns approximately 5,000 acres of land on which the Humboldt plant, offices and all essential raw materials for the cement operations are located. Construction completed in 2006 increased our cement plant’s capacity allowing us to produce in excess of one million tons of cement per year. Producing at that level, raw material reserves are estimated to be sufficient to maintain operations at this plant for more than 50 years, although not all reserves are currently accessible under existing governmental permits and approvals. The Company believes that this plant and equipment are suitable and adequate for its current level of operations and provides for increases in market demand.

5.

The Company also owns approximately 250 acres of land in Des Moines, Iowa on which it operates a cement terminal. The Company transfers cement produced in Humboldt, Kansas to this terminal for distribution to Iowa customers. The Company also owns a rock quarry located near Earlham, Iowa, approximately 30 miles west of Des Moines, Iowa. Approximately 310 acres of this 400 acre tract have been quarried and the Company has contracted with a third party to quarry and sell the remaining rock. This quarry operation will not have a material effect on the Company’s overall operations.

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

In 2007 Monarch self-reported potential violations pertaining to construction permitting requirements of the Kansas Department of Health and Environment (KDHE). As a result, the company has been negotiating an environmental settlement with the KDHE over the past few years. In the best interest of the KDHE and Monarch, both parties have recently agreed to the terms of a settlement. The alleged violations addressed within the agreement are procedural in nature and relate to permitting activities that accompanied facility modifications, all of which occurred in the 1990s. The alleged violations did not increase emission rates at the facility or harm the environment in any manner. The terms of the settlement required the company to pay a civil penalty of $120,000 and submit an administratively complete construction permit modification, which established a combined nitrous oxide (NOx) limit on the company’s kilns. The company has provided data to the KDHE for review, which demonstrates that Monarch has been in compliance with the new NOx emission limits over the past 12 calendar months. Once the KDHE concurs with Monarch’s determination that 12 consecutive calendar months of NOx emission compliance have been achieved, the Consent Agreement and Final Order of the Secretary (CAO) will be closed. If the KDHE does not agree that Monarch has met the terms of the CAO, and furthermore, the company is unable to demonstrate that it can operate within the limits set forth in the “CAO Construction Permit” (which was required to make the terms of the CAO federally enforceable), the company will submit a proposal to the KDHE for the installation of control technology on the kilns to meet the NOx emission limitations included within the CAO Construction Permit. Nothing in the CAO shall be construed as an admission of any fact or an acknowledgement of any liability by any party. Monarch neither admits nor denies the Findings of Fact and Conclusions of Law contained in the CAO. The Company’s manufacturing operations have always pursued excellence in environmental compliance and the health of our employees, and the Company will continue to strive to be a leader in environmental stewardship, and will remain focused on these core principles into the future.

Item 4.	Mine Safety Disclosures

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and under the SEC’s recently adopted Item 104 of Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the Company’s quarries is subject to

6.

regulation by the federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977. The information required under Section 1503(a) and the newly adopted Item 104 of Regulation S-K regarding certain mining safety and health matters is presented in Exhibit 95 to this report.

Executive Officers of the Registrant

Executive officers of our Company are appointed by the Board of Directors and serve at the discretion of the Board.  The following table sets forth certain information with respect to all executive officers of our Company.

Name	Age	Position
Walter H. Wulf, Jr.	67	Chairman of the Board and President
Robert M. Kissick	75	Vice President
Byron K. Radcliff	74	Vice Chairman of the Board, Secretary and Treasurer
Debra P. Roe	56	Chief Financial Officer, Assistant Secretary-Treasurer
Rick E. Rush	59	Vice President
N. Joan Perez	72	Vice President – Sales
Harvey D. Buckley	62	Vice President – Cement Manufacturing

The business experience of the executive officers of our Company during the last five years is as follows:

Walter H. Wulf, Jr. has served as our Chairman of the Board since 2001 and as our President since 1997.  He began working in our plant as a teenager during summer vacations.  After college, he served in the U.S. Army, attaining the rank of Captain.  Following a tour of duty in Viet Nam, Mr. Wulf returned to our Company as a salesman and later became Vice President and then our President and Chairman of the Board.  He is the father of Walter H. Wulf III, a member of our Board of Directors.

Robert M. Kissick is the retired former President of Hydraulic Power Systems, Inc., a manufacturer of construction equipment, and Chairman of the Board of that company.  He has served as a Vice President of our Company since 1980, although he currently is not actively involved in the daily affairs of our Company.

Byron K. “Kent” Radcliff is the owner and manager of the 9,000 acre Radcliff Ranch, located near Dexter, Kansas.  He has served as our Vice Chairman of the Board since 2001, as our Secretary since 1999 and as our Treasurer since 1976, although he currently is not actively involved in the daily affairs of our Company.

Debra P. Roe has served as Chief Financial Officer of our Company since 2003 and as Assistant Secretary-Treasurer since 1998.

Rick E. Rush has served as a Vice President of our Company since 2001.

7.

N. Joan Perez has served as Vice President – Sales of our Company since 2005.

Harvey D. Buckley has served as Vice President – Cement Manufacturing of our Company since 2006.

There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an officer.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s 2011 Annual Report to Stockholders under the heading “Stock Market and Dividend Data”. In addition we submit the following information:

The Company’s Board of Directors is responsible for determining the amount and timing of dividend payments. All dividends are discretionary and are based on past financial performance and availability of funds. For several years the Company has paid a dividend in January, March, June and September. For each of the four dividend payments in 2011, the Board of Directors declared a $0.23 per share dividend. Under the terms and conditions of the loan agreement effective for 2011, the Company’s ability to pay dividends was subject to its satisfaction of the requirements to maintain a tangible net worth of $90.0 million and an adjusted tangible net worth, which is tangible net worth before accumulated other comprehensive income, of $95.0 million. The Company was in compliance with these requirements at year end. Under the terms and conditions of our new credit agreement, the Company’s ability to pay dividends is subject to its satisfaction of the requirements to maintain a minimum tangible net worth after accumulated other comprehensive income of $85.0 million, maintain a minimum tangible net worth before accumulated other comprehensive income of $95.0 million, and restrict cash dividends in any fiscal year to a maximum of $3.8 million. The requirements could impact the Company’s ability to pay and the size of dividends in the future.

The Company does not have any compensation plans or individual compensation arrangements under which equity securities of the registrant are authorized for issuance to employees or non-employees.

As previously disclosed, the Company issued 105,750 shares of Capital Stock in April 2011 as part of the consideration paid by the Company for the acquisition of Kay Concrete Materials Co. No shares were issued during 2010. Except as described above, the Company did not sell any of its Capital Stock during 2011 or 2010. No repurchases of Capital Stock or Class B Capital Stock were made by the Company during the fourth quarter in 2010. The Company repurchased 5,534 shares of its Capital Stock in isolated, open-market transactions during the fourth quarter of 2011. These repurchases were as follows:

8.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning repurchase authority				188,800
October 1-31	-	-	-	188,800
November 1-30	4,000	$23.68	4,000	184,800
December 1-31	1,534	$23.56	1,534	183,266
Total	5,534	$23.65	5,534	183,266

In 1996, our Board of Directors authorized the purchase, through open market transactions, of up to 400,000 shares of our Company’s Capital Stock. On August 5, 2011, our Board of Directors authorized the purchase, through open market or private transactions, of 101,672 shares of our Company’s Capital Stock in addition to the existing 98,328 shares remaining from the Board’s 1996 authorization for a total repurchase authority of 200,000 shares. Management’s authorization has no expiration. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. As of December 31, 2011, the Company continued to be authorized by the Board, exercisable in management’s discretion, to purchase up to 183,266 shares of our Capital Stock. However, the Company’s new credit agreement with BOKF, NA dba Bank of Oklahoma prohibits cash outlays for the purchase of the Company’s Capital Stock through December 31, 2012.

Item 6.	Selected Financial Data

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item under the heading “Selected Financial Data – For the Five Years Ended December 31, 2011” of The Monarch Cement Company’s 2011 Annual Report to Stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s 2011 Annual Report to Stockholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In addition we submit the following information:

The Company does not have any off-balance sheet arrangements.

9.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s 2011 Annual Report to Stockholders in the “Capital Resources” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks”. In addition we submit the following information:

During 2011, Monarch’s secured credit commitment with its lender, Bank of Oklahoma, N.A., consisted of a $17.8 million term loan maturing December 31, 2014 and a $15.0 million line of credit which matured December 31, 2011. The interest rates on the line of credit were variable and based on the lender’s national prime rate less 0.50% with a 3.50% interest rate minimum or floor. Interest rates on the term loan were variable and based on the lender’s national prime rate less 0.75% with a 3.00% interest rate minimum or floor. The agreement required Monarch to pledge its investment account to the lender as collateral for the term loan and revolving line of credit. The proceeds of the sale of any assets held in the investment account were to be paid to the Bank of Oklahoma, N.A. to be applied to the balance of the revolving line of credit then to the term loan, at the lender’s discretion. The fair value of the investment account was $16.9 million as of December 31, 2011. The loan agreement also contained a financial covenant requiring the Company, as of the end of any fiscal quarter, to maintain a minimum tangible net worth before accumulated other comprehensive income of $95.0 million and a minimum tangible net worth after accumulated other comprehensive income of $90.0 million. The Company was in compliance with these requirements at year end.

At December 31, 2011 and 2010, there was approximately $4.8 million and $0, respectively, borrowed against the line of credit. The balance available on the line of credit at December 31 was approximately $10.2 million and $15.0 million for 2011 and 2010, respectively. Interest on the line of credit varied with the lender’s national prime rate less .50% with a 3.50% interest rate minimum or floor for 2011 and 2010. The annual weighted average interest rate we paid on the line of credit during 2011 and 2010 was 3.50%. The applicable interest rate was 3.50% at December 31, 2011 and 2010 and was payable quarterly.

As of December 31, 2011 and 2010, there was approximately $9.0 million and $11.9 million, respectively, borrowed on the term loan. Interest on the Company’s term loan was variable and was based on the lender’s national prime rate less 0.75% with a 3.00% interest rate minimum or floor for 2011 and 2010.  The annual weighted average interest rate we paid on the term loan during 2011 and 2010 was 3.25%. The applicable interest rate was 3.25% at December 31, 2011 and 2010.

On December 31, 2011, Monarch entered into an amendment to the loan agreement with its current lender, BOKF, NA dba Bank of Oklahoma, to renew and modify the terms of Monarch’s term loan and revolving line of credit. Interest rates on the line of credit and term loan remained unchanged from the prior agreement with the lender. The credit commitment consisted of a $17.8 million term loan maturing December 31, 2014 and a $15.0 million line of credit maturing February 3, 2012. In February 2012, the Company entered into a new credit agreement with its current lender, BOKF, NA dba Bank of Oklahoma, which amended and restated its existing credit agreement. The new agreement provides for a secured credit

10.

commitment consisting of an approximately $9.0 million term loan maturing December 31, 2014 and a line of credit which permits revolving borrowings and letters of credit up to an aggregate of $15.0 million maturing December 31, 2012. Interest rates on the Company’s line of credit are variable and are based on the lender’s prime rate less 0.50% with a 3.50% interest rate minimum or floor. Interest rates on the Company’s term loan are variable and based on the lender’s prime rate less 0.75% with a 3.00% interest rate minimum or floor. The new agreement requires the Company to pledge its investment account, receivable accounts and inventory to BOKF, NA dba Bank of Oklahoma as collateral for the term loan and revolving line of credit. The fair value of receivables, inventory, and the investment account pledged as collateral was $16.0 million, $27.9 million, and $16.9 million, respectively as of December 31, 2011. Withdrawal of the proceeds of the sale of any equity securities from the pledged investment account must be used to reduce the obligations of the Company to the lender. The agreement contains a financial covenant requiring the Company, as of the end of any fiscal quarter, to maintain a minimum tangible net worth before accumulated other comprehensive income of $95.0 million and a minimum tangible net worth after accumulated other comprehensive income of $85.0 million. In addition, the agreement prohibits cash outlays for business acquisitions and the purchase of the Company’s Capital Stock and restricts cash dividends and capital expenditures in any fiscal year to a maximum of $3.8 million and $11.5 million, respectively. Additional financing with any banks or other financial institutions would be prohibited under our new credit agreement.

Item 8.	Financial Statements and Supplementary Data

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s 2011 Annual Report to Stockholders under the headings:

•	Report of Independent Registered Public Accounting Firm (BKD, llp--related to financial statements);
•	Consolidated Balance Sheets--December 31, 2011 and 2010;
•	Consolidated Statements of Income--For the Years Ended December 31, 2011, 2010 and 2009;
•	Consolidated Statements of Comprehensive Income--For the Years Ended December 31, 2011, 2010 and 2009;
•	Consolidated Statements of Stockholders’ Equity and Noncontrolling Interests--For the Years Ended December 31, 2011, 2010 and 2009;
•	Consolidated Statements of Cash Flows--For the Years Ended December 31, 2011, 2010 and 2009; and
•	Notes to Consolidated Financial Statements--December 31, 2011, 2010 and 2009.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9a.	Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information

11.

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

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item with respect to internal control over financial reporting is incorporated herein by reference to the material responsive to this Item with respect to such information in The Monarch Cement Company’s 2011 Annual Report to Stockholders under the following headings:

•	Management’s Report on Internal Control Over Financial Reporting; and
•	Report of Independent Registered Public Accounting Firm (BKD, llp--related to internal control over financial reporting).

In addition, we submit the following information:

There has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.	Other Information

There was no information required to be disclosed, but not reported, in a report on Form 8-K during the fourth quarter of 2011.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in the Company’s definitive proxy statement prepared in connection with its 2012 annual meeting of stockholders pursuant to Regulation 14A and filed with the Commission, which material is provided under the following headings of said proxy statement:

12.

•	“Item 1: Election of Directors--What is the structure of our Board and how often are directors elected?”
•	“Item 1: Election of Directors--Who are this year’s nominees?”
•	“Item 1: Election of Directors--What is the business experience of the nominees and of our continuing Board members and the basis for the conclusion that each such person should serve on our Board?”
•	“Section 16(a) Beneficial Ownership Reporting Compliance”
•	“Corporate Governance and Board Matters--Code of Ethics”
•	“Corporate Governance and Board Matters--Consideration of Director Nominees”
•	“Corporate Governance and Board Matters--Committees of the Board”

Pursuant to General Instruction G(3) to Form 10-K, the information regarding executive officers required by this Item is provided under the caption “Executive Officers of the Registrant” in Part I of this report.

Item 11.	Executive Compensation

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item in the Company’s definitive proxy statement prepared in connection with its 2012 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following headings of said proxy statement:

•	“Executive Compensation and Related Matters”
•	“Corporate Governance and Board Matters--Director Compensation”
•	“Corporate Governance and Board Matters--Compensation Committee Interlocks and Insider Participation”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in the Company’s definitive proxy statement prepared in connection with its 2012 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following heading of said proxy statement:

•	Ownership of Company Securities

In addition we submit the following information:

The Company does not have any compensation plans or individual compensation arrangements under which equity securities of the registrant are authorized for issuance to employees or non-employees.

13.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item in the Company’s definitive proxy statement prepared in connection with its 2012 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following headings of said proxy statement:

•	“Related Party Transactions”
•	“Item 1: Election of Directors--What is the structure of our Board and how often are directors elected?”
•	“Corporate Governance and Board Matters--Committees of the Board”

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item in the Company’s definitive proxy statement prepared in connection with its 2012 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following heading of said proxy statement:

•	Independent Auditor Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

Pursuant to General Instruction G(2) to Form 10-K, the following is a list of the information required by this Item which is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s 2011 Annual Report to Stockholders under the headings:

•	Report of Independent Registered Public Accounting Firm (BKD, llp--related to financial statements);
•	Consolidated Balance Sheets--December 31, 2011 and 2010;
•	Consolidated Statements of Income--For the Years Ended December 31, 2011, 2010 and 2009;
•	Consolidated Statements of Comprehensive Income--For the Years Ended December 31, 2011, 2010 and 2009;
•	Consolidated Statements of Stockholders’ Equity and Noncontrolling Interests--For the Years Ended December 31, 2011, 2010 and 2009;

14.

•	Consolidated Statements of Cash Flows--For the Years Ended December 31, 2011, 2010 and 2009; and
•	Notes to Consolidated Financial Statements--December 31, 2011, 2010 and 2009.

Financial Statement Schedules

Schedule II -- Valuation and Qualifying Accounts

Financial statement schedules (other than the schedule listed above) are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or in the notes described above in Financial Statements of Item 15, Exhibits, Financial Statement Schedules.

15.

Exhibits

Incorporated by Reference
Date of
		Filed		Report or
Exhibit		with this		Period		Filing
No.	Description	Report	Form	Ending	Exhibit	Date
3(i)	Articles of Incorporation	X
3(ii)	By-Laws		8-K	4/12/2006	3(ii)	4/14/2006
10.2	Credit agreement dated February 3, 2012 between BOKF, NA dba Bank of Oklahoma and The Monarch Cement Company entered into on February 9, 2012		8-K	2/9/2012	10.2	2/15/2012
13	2011 Annual Report to Stockholders	X
21	Subsidiaries of the Registrant	X
31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	X
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated March 15, 2012	X
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated March 15, 2012	X
95	Mine Safety Disclosure	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Monarch Cement Company
(Registrant)

By: /s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr.
President

Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jack R. Callahan Jack R. Callahan Director	By: /s/ Gayle C. McMillen Gayle C. McMillen Director

Date: March 15, 2012	Date: March 15, 2012

By: /s/ Ronald E. Callaway Ronald E. Callaway Director	By: /s/ Byron K. Radcliff Byron K. Radcliff Director

Date: March 15, 2012	Date: March 15, 2012

By: /s/ David L. Deffner David L. Deffner Director	By: /s/ Walter H. Wulf, Jr. Walter H. Wulf, Jr. President, Chairman of the Board and Director (principal executive officer)

Date: March 15, 2012	Date: March 15, 2012

By: /s/ Robert M. Kissick Robert M. Kissick Director	By: /s/ Debra P. Roe Debra P. Roe, CPA Chief Financial Officer and Assistant Secretary-Treasurer (principal financial officer and principal accounting officer)

Date: March 15, 2012	Date: March 15, 2012

17.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

Audit Committee, Board of Directors and Stockholders
The Monarch Cement Company
Humboldt, Kansas

In connection with our audit of the consolidated financial statements of The Monarch Cement Company for each of the three years in the period ended December 31, 2011, we have also audited the following financial statement schedules.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic consolidated financial statements.  The schedules are presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and are not a required part of the consolidated financial statements.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

Kansas City, Missouri
March 15, 2012

18.

The Monarch Cement Company and Subsidiaries

Schedule II – Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2011

		Additions
	Balance at	Charged to	Deduction	Balance
	Beginning	Costs and	from	at End
Description	of Period	Expenses	Reserves	of Period
			(1)
For the Year Ended December 31, 2011:
Reserve for doubtful accounts	$707,000	$250,000	$287,000	$670,000

For the Year Ended December 31, 2010:
Reserve for doubtful accounts	$911,000	$139,000	$343,000	$707,000

For the Year Ended December 31, 2009:
Reserve for doubtful accounts	$788,000	$214,000	$91,000	$911,000

(1) Write-off of uncollectible accounts, net of collections on accounts previously written off.

19.

Exhibit Index

Exhibit
No.	Description
3(i)	Articles of Incorporation
13	2011 Annual Report to Stockholders
21	Subsidiaries of the Registrant
31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated March 15, 2012
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated March 15, 2012
95	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase