Form 10-Q
period 2012-03-31
MONARCH CEMENT CO
filed 2012-05-10
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-Q
____________________

(Mark One)
☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2012, or

☐       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                                               to                                                                .

Commission file number:  0-2757
____________________ THE MONARCH CEMENT COMPANY (Exact name of registrant as specified in its charter) ____________________
KANSAS (state or other jurisdiction of incorporation or organization)	48-0340590 (IRS employer identification no.)

P.O. BOX 1000, HUMBOLDT, KANSAS (address of principal executive offices)	66748-0900 (zip code)

Registrant's telephone number, including area code:  (620) 473-2222
_______________________________________________________
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

As of April 26, 2012, there were 2,570,564 shares of Capital Stock, par value $2.50 per share outstanding and 1,443,070 shares of Class B Capital Stock, par value $2.50 per share outstanding.

PART I  -  FINANCIAL INFORMATION

The condensed consolidated financial statements included in this report have been prepared by our Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Our Company believes that the disclosures are adequate to make the information presented not misleading.  The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented.  Those adjustments consist only of normal, recurring adjustments.  The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Company's most recent annual report on Form 10-K for 2011 filed with the Securities and Exchange Commission.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Item 1.       Financial Statements

The Monarch Cement Company and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2012 (Unaudited) and December 31, 2011

ASSETS	2012	2011
Current Assets:
Cash and cash equivalents	$862,395	$1,123,870
Receivables, less allowances of $590,000 in 2012 and
$670,000 in 2011 for doubtful accounts	15,285,459	15,970,034
Inventories, priced at cost which is not in excess of market-
Finished cement	$4,806,143	$3,963,233
Work in process	807,422	1,353,361
Building products	4,658,924	4,236,266
Fuel, gypsum, paper sacks and other	6,658,379	6,416,618
Operating and maintenance supplies	12,315,510	11,892,887
Total inventories	$29,246,378	$27,862,365
Refundable federal and state income taxes	1,206,199	353,199
Deferred income taxes	750,000	750,000
Prepaid expenses	1,116,806	631,461
Total current assets	$48,467,237	$46,690,929
Property, Plant and Equipment, at cost, less
accumulated depreciation and depletion of $185,091,164
in 2012 and $182,427,598 in 2011	85,571,904	86,719,411
Deferred Income Taxes	16,886,410	18,416,410
Investments	23,269,203	20,026,704
Other Assets	1,729,532	1,801,356
	$175,924,286	$173,654,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,609,067	$5,451,853
Line of credit payable	6,823,843	4,844,469
Current portion of term loan	2,943,593	2,920,023
Current portion of other long-term debt	175,000	175,000
Accrued liabilities	5,765,769	7,883,704
Total current liabilities	$23,317,272	$21,275,049
Long-Term Debt	6,514,542	7,303,137
Accrued Postretirement Benefits	33,744,926	33,327,243
Accrued Pension Expense	14,185,503	13,676,003
Stockholders' Equity:
Capital Stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued and Outstanding 2,570,214
shares at 3/31/2012 and 2,569,831 shares at 12/31/2011	$6,425,535	$6,424,578
Class B Capital Stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-share basis - Authorized 10,000,000 shares, Issued and Outstanding
1,443,420 shares at 3/31/2012 and 1,443,803 shares at 12/31/2011	3,608,550	3,609,507
Additional paid-in-capital	2,485,125	2,485,125
Retained earnings	95,511,867	97,751,202
Accumulated other comprehensive loss	(9,869,034)	(12,197,034)
Total stockholders' equity	$98,162,043	$98,073,378
	$175,924,286	$173,654,810

See accompanying Notes to the Condensed Consolidated Financial Statements

The Monarch Cement Company and Subsidiaries
Condensed Consolidated Statements of Loss and Retained Earnings
For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	2012	2011
NET SALES	$27,998,094	$17,410,715
COST OF SALES	27,488,126	21,064,130
Gross profit (loss) from operations	$509,968	$(3,653,415)
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	4,034,426	3,831,304
Loss from operations	$(3,524,458)	$(7,484,719)
OTHER INCOME (EXPENSE):
Interest income	$27,892	$48,884
Interest expense	(100,049)	(76,780)
Gain on sale of equity investments	415,530	2,613,056
Dividend income	1,209	57,914
Other, net	65,541	165,868
	$410,123	$2,808,942

Loss before benefit from income taxes	$(3,114,335)	$(4,675,777)

BENEFIT FROM INCOME TAXES	(875,000)	(610,000)

NET LOSS	$(2,239,335)	$(4,065,777)

RETAINED EARNINGS, beginning of period	97,751,202	102,270,564
RETAINED EARNINGS, end of period	$95,511,867	$98,204,787
Basic loss per share	$(0.56)	$(1.01)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	2012	2011
NET LOSS	$(2,239,335)	$(4,065,777)

UNREALIZED APPRECIATION
ON AVAILABLE FOR SALE SECURITIES
(Net of deferred tax expense of $1,720,000
and $1,680,000 for 2012 and 2011, respectively)	2,575,530	2,523,056

RECLASSIFICATION ADJUSTMENT FOR SALE OF SECURITIES
INCLUDED IN NET INCOME (Net of deferred tax
expense of $168,000 and $1,044,000 for 2012 and 2011, respectively)	(247,530)	(1,569,056)

COMPREHENSIVE INCOME (LOSS)	$88,665	$(3,111,777)

See accompanying Notes to the Condensed Consolidated Financial Statements

The Monarch Cement Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	2012	2011
OPERATING ACTIVITIES:
Net loss	$(2,239,335)	$(4,065,777)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation, depletion and amortization	2,889,860	2,649,701
Deferred income taxes	(22,000)	801,000
Gain on disposal of assets	(7,285)	(33,782)
Realized gain on sale of equity investments	(415,530)	(2,613,056)
Postretirement benefit and pension expense	927,183	844,809
Change in assets and liabilities:
Receivables, net	684,575	32,848
Inventories	(1,384,013)	(702,566)
Refundable income taxes	(853,000)	(1,785,530)
Prepaid expenses	(485,345)	(459,157)
Other assets	(250)	750
Accounts payable and accrued liabilities	1,801,098	167,442
Net cash provided by (used for) operating activities	$895,958	$(5,163,318)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$(1,592,852)	$(1,146,259)
Proceeds from disposals of property, plant and equipment	14,311	41,422
Payment for purchases of equity investments	-	(142,803)
Proceeds from disposals of equity investments	1,053,030	3,539,645
Net cash provided by (used for) investing activities	$(525,511)	$2,292,005

FINANCING ACTIVITIES:
Increase in line of credit, net	$1,979,375	$5,857,050
Payments on bank loans	(720,379)	(698,199)
Payments on other long-term debt	(44,646)	(27,537)
Cash dividends paid	(1,846,272)	(1,845,988)
Net cash provided by (used for) financing activities	$(631,922)	$3,285,326

Net increase (decrease) in cash and cash equivalents	$(261,475)	$414,013
Cash and Cash Equivalents, beginning of year	1,123,870	2,695,267
Cash and Cash Equivalents, end of period	$862,395	$3,109,280

Supplemental disclosures:
Interest paid, net of amount capitalized	$100,049	$76,780
Income taxes paid, net of refunds	$-	$510,000
Capital equipment additions included in accounts payable	$170,717	$61,990

See accompanying Notes to the Condensed Consolidated Financial Statements

The Monarch Cement Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2012 and 2011 (Unaudited), and December 31, 2011

1.
The Monarch Cement Company (Monarch) is principally engaged in the manufacture and sale of portland cement. The marketing area for Monarch's products consists primarily of the State of Kansas, the State of Iowa, southeast Nebraska, western Missouri, northwest Arkansas and northern Oklahoma. Sales are made primarily to contractors, ready-mixed concrete plants, concrete products plants, building materials dealers and governmental agencies. Subsidiaries of Monarch (which together with Monarch are referred to herein as the "Company") sell ready-mixed concrete, concrete products and sundry building materials within Monarch's marketing area.

For a summary of accounting policies, the reader should refer to Note 1 of the consolidated financial statements included in our Company's most recent annual report on Form 10-K.

Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment" which allows entities to first assess qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under Topic 350, Intangible - Goodwill and Other. Currently, Topic 350 requires entities to test goodwill on an annual basis by comparing the fair value of a reporting unit to its carrying value including goodwill (Step 1). The second part of the test must be performed to measure the amount of impairment. Under ASU No. 2011-08, entities are not required to calculate the fair value of a reporting unit unless they conclude that it is more likely than not that the unit's carrying value is greater than its fair value based on an assessment of events and circumstances. Entities may bypass the qualitative assessment during any reporting period. The Company elected to early adopt in December 2011 prior to the normal effective date of January 1, 2012. The ASU did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS", which updated the guidance in ASC Topic 820. The amendments in this ASU result in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of Level 3 assets and for measuring the fair value of an instrument classified in a reporting entity's shareholders' equity. The amendments in this update are to be applied prospectively. This guidance became effective for the Company beginning January 1, 2012 and did not have a material impact on our consolidated financial statements.

New Accounting Standards Issued But Not Yet Adopted

There are currently no accounting standards that have been issued and not yet adopted by the Company that are expected to have a significant impact on the Company's financial position, results of operations and cash flows upon adoption.

2.
Our Company groups its operations into two lines of business - Cement Business and Ready-Mixed Concrete Business. The "Cement Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products, precast concrete construction, and sundry building materials business. Our Ready-Mixed Concrete Business includes precast concrete construction which involves short-term and long-term contracts. Short-term contracts for specific projects are generally of three to six months in duration. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Revenues for these contracts are recognized under the percentage of completion method of accounting using cost-to-cost measures. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Full provision is made for any anticipated losses. The majority of the long-term contracts will allow only scheduled billings and contain retainage provisions under which 5% to 10% of the contract invoicing may be withheld by the customer pending project completion. As of March 31, 2012, the amount of billed retainage which is included in accounts receivable was approximately $163,000, all of which is expected to be collected within one year. The amount of billed retainage which was included in accounts receivable at December 31, 2011 was approximately $129,000. The amount of unbilled revenue in accounts receivable was approximately $269,000 and $802,000 at March 31, 2012 and December 31, 2011, respectively. Unbilled revenue contained approximately $53,000 and $125,000 of not-currently-billable retainage at March 31, 2012 and December 31, 2011, respectively, which is expected to be collected within one year.

3.	As of March 31, 2012, the amount of accounts payable related to property, plant and equipment was $170,717 compared to December 31, 2011 which was $86,264.

4.
For the three months ended March 31, 2012, we incurred a temporary last-in, first-out (LIFO) liquidation gain due to reductions in finished cement and work in process inventory of $0.5 million which we expect to be restored by the end of the year. The temporary LIFO liquidation gain has been deferred as a component of accrued liabilities. We incurred a temporary LIFO liquidation gain of $0.2 million due to reductions in finished cement and work in process inventory during the three months ended March 31, 2011. The temporary LIFO liquidation gain was deferred as a component of accrued liabilities.

5.
Corporate assets for 2012 and 2011 include cash and cash equivalents, refundable income taxes, deferred income taxes, investments and other assets. Following is a summary of the Company's business segment results for the periods indicated:

		Ready- Mixed	Adjustments
	Cement Business	Concrete Business	and Eliminations	Consolidated
For the Three Months Ended 03/31/12
Sales to unaffiliated customers	$9,203,922	$18,794,172	$-	$27,998,094
Intersegment sales	3,779,029	-	(3,779,029)	-
Total net sales	$12,982,951	$18,794,172	$(3,779,029)	$27,998,094
Loss from operations	$(1,451,003)	$(2,073,455)		$(3,524,458)
Other income, net				410,123
Loss before income taxes				$(3,114,335)
Capital Expenditures	$655,059	$1,022,246		$1,677,305

For the Three Months Ended 03/31/11
Sales to unaffiliated customers	$6,107,144	$11,303,571	$-	$17,410,715
Intersegment sales	2,190,001	-	(2,190,001)	-
Total net sales	$8,297,145	$11,303,571	$(2,190,001)	$17,410,715
Loss from operations	$(4,938,383)	$(2,546,336)		$(7,484,719)
Other income, net				2,808,942
Loss before income taxes				$(4,675,777)
Capital Expenditures	$527,091	$668,663		$1,195,754

Balance as of 3/31/12
Identifiable Assets	$85,358,408	$45,862,139	$131,220,547
Corporate Assets			44,703,739
			$175,924,286
Balance as of 3/31/11
Identifiable Assets	$89,181,465	$37,658,564	$126,840,029
Corporate Assets			48,494,093
			$175,334,122

6.
Realized gains (losses) on equity investments are computed using the specific identification method. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 - Unobservable inputs supported by little or no market activity and are significant to the fair value of the assets or liabilities.

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

The aggregate amount of equity securities carried at cost, for which the Company has not elected the fair value option, was $2.6 million as of March 31, 2012.  The remaining $20.7 million in equity security investments are stated at fair value. As of December 31, 2011, the aggregate amount of equity securities carried at cost was $2.6 million and the remaining $17.4 million in equity security investments were stated at fair value. The following table presents the fair value of the Company's available-for-sale equity securities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011:

		Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
March 31, 2012:		Assets	Inputs	Input
Assets:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale equity securities
Cement industry	$10,485,856	$10,485,856	$-	$-
General building materials industry	4,977,618	4,977,618	-	-
Oil and gas refining and marketing industry	5,186,825	5,186,825	-	-
Total assets measured at fair value	$20,650,299	$20,650,299	$-	$-

December 31, 2011:
Assets:
Available-for-sale equity securities
Cement industry	$8,750,156	$8,750,156	$-	$-
General building materials industry	4,583,882	4,583,882	-	-
Oil and gas refining and marketing industry	3,631,747	3,631,747	-	-
Residential construction industry	442,015	442,015	-	-
Total assets measured at fair value	$17,407,800	$17,407,800	$-	$-

There were no transfers between levels and there were no significant changes in the valuation techniques during the period ended March 31, 2012. No reconciliation (roll forward) of the beginning and ending balances for Level 3 is presented since the Company does not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either of the dates reported in the table above.  The Company has no liabilities at either date requiring remeasurement to fair value on a recurring basis in the balance sheet. The Company has no additional assets or liabilities at either date requiring remeasurement to fair value on a non-recurring basis in the balance sheet.

The following table shows the unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual trade lots of securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

Available-for-sale equity securities	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
March 31, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Cement industry	$-	$-	$13,300	$4,816	$13,300	$4,816
Total	$-	$-	$13,300	$4,816	$13,300	$4,816

December 31, 2011
Cement industry	$517,188	$53,352	$12,900	$5,216	$530,088	$58,568
Residential construction
industry	-	-	6,310	4,413	6,310	4,413
Total	$517,188	$53,352	$19,210	$9,629	$536,398	$62,981

The Company owns stock in two privately-owned companies accounted for by the cost method; one in the brick industry and the other in the ethanol production industry. These investments were evaluated at March 31, 2012 and December 31, 2011 for impairment. The evaluations of the ethanol production industry investment for each period's impairment analysis were based on the specific identification of shares held and quoted prices in markets that are not active and no impairments were identified. Since there is not an active market for the brick industry investment, the Company relied on a discounted future net cash flow valuation of the investee for each period's impairment analysis to determine if the average cost of shares were impaired and no impairment was identified. As a result of those evaluations, the Company does not consider these cost-method investments to be impaired at March 31, 2012 or December 31, 2011.

March 31, 2012 Impairment Analysis - - The Company's investments in available-for-sale equity securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each investment to market price. As a result of these evaluations, the Company did not identify any other-than-temporary impairments in investments which would have resulted in a recognized loss in earnings of equity investments. The Company did identify some specific investments in available-for-sale equity securities that were not other-than-temporarily impaired resulting in the recognition of unrealized losses (see table above). These unrealized losses relate to investments in the common stock of one company in the cement industry. When the Company evaluated impairment by comparing the specifically identified cost of each investment to market price as of April 13, 2012, the cement industry securities slightly recovered their temporary impairments. The Company evaluated the near-term prospects in relation to the severity of the impairments and the duration of the impairments. Based on that evaluation, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

December 31, 2011 Impairment Analysis - - The Company's investments in available-for-sale equity securities carried at fair value were evaluated every quarter for impairment by comparing the specifically identified cost of each investment to market price. As a result of those evaluations, the Company identified a $0.4 million other-than-temporary impairment for the third quarter in its general building materials industry investments resulting in a recognized loss on equity investments. The fair value of those investments then became the new cost basis. No further other-than-temporary impairments were identified in the fourth quarter of 2011.

In its fourth quarter evaluation, the Company identified some specific investments in available-for-sale equity securities it believed were temporarily impaired resulting in unrealized losses (see 2011 information in table above). These unrealized losses relate to investments in the common stock of four companies, one in the residential construction industry and three in the cement industry. When the Company evaluated the impairments by comparing the specifically identified cost of each investment to market price as of January 17, 2012, the residential construction industry securities had recovered approximately 34% of their December 31, 2011 temporary impairment. The investments in one company in the cement industry remained virtually unchanged while the equity securities of the other two cement industry companies recovered approximately 93% and 60% of their December 31, 2011 temporary impairments. Based on those evaluations, the Company did not consider the investments to be other-than-temporarily impaired at December 31, 2011.

Investment Results - - The investment results for March 31, 2012 and December 31, 2011 are as follows:

	Amortized	Gross Unrealized		Fair
March 31, 2012	Cost	Gains	Losses	Value
Available for sale equity securities
Cement industry	$5,650,000	$4,835,000	$-	$10,485,000
General building materials industry	3,820,000	1,160,000	-	4,980,000
Oil and gas refining and marketing industry	780,000	4,405,000	-	5,185,000
Total available for sale equity securities	$10,250,000	$10,400,000	$-	$20,650,000
Less: Deferred taxes on unrealized holding gains		4,160,000
Unrealized gains recorded in equity, net of deferred tax		$6,240,000

December 31, 2011
Available for sale equity securities
Cement industry	$5,985,000	$2,765,000	$-	$8,750,000
General building materials industry	3,819,000	765,000	-	4,584,000
Oil and gas refining and marketing industry	782,000	2,850,000	-	3,632,000
Residential construction industry	302,000	140,000	-	442,000
Total available for sale equity securities	$10,888,000	$6,520,000	$-	$17,408,000
Less: Deferred taxes on unrealized holding gains		2,608,000
Unrealized gains recorded in equity, net of deferred tax		$3,912,000

7.
The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the three months ended March 31, 2012 and 2011:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$188,588	$187,917	$166,333	$162,416
Interest cost	540,720	505,176	412,441	461,368
Less: Expected return on plan assets	484,583	484,275	-	-
Amortization of prior service cost	27,495	27,495	(12,169)	(13,419)
Recognized net actuarial loss	237,280	228,247	-	-
Unrecognized net loss	-	-	184,680	180,028
Net periodic expense	$509,500	$464,560	$751,285	$790,393

As previously disclosed in our financial statements for the year ended December 31, 2011, Monarch expects to contribute approximately $3,510,000 to the pension fund in 2012. As of March 31, 2012, we have not made any contributions to the fund.

The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets. As previously disclosed in our financial statements for the year ended December 31, 2011, Monarch expects expenditures of approximately $1,600,000 for this plan in 2012. As of March 31, 2012, we have contributed approximately $335,000 and anticipate contributing an additional $1,265,000 to this plan in 2012 for a total of $1,600,000.

8.	Other, net contains miscellaneous nonoperating income (expense) items other than interest income, interest expense, gains on equity investments and dividend income.

9.
Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,013,634 and 4,013,018 in the first quarter of 2012 and 2011, respectively. The Company has no capital stock equivalents and therefore, does not report diluted earnings per share.

10.
The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2008. The Company believes it is not subject to any significant tax risk. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expenses recognized during the three months ended March 31, 2012 or March 31, 2011.

The Monarch Cement Company and Subsidiaries
Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

   Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q report filed with the Securities and Exchange Commission (SEC) constitute "forward-looking statements". Except for historical information, the statements made in this report are forward-looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as "should", "expect", "anticipate", "believe", "intend", "may", "hope", "forecast" or similar words.  In particular, statements with respect to variations in future demand for our products in our market area or the future activity of federal and state highway programs and other major construction projects; the timing, scope, cost, benefits of, and source of funding for our proposed and recently completed capital improvements; our forecasted cement sales; the timing and source of funds for the repayment of our line of credit; our ability to pay dividends at the current level; the timing and/or collectability of retainage; our anticipated expenditures for benefit plans; our anticipated increase in solid fuels and electricity required to operate our facilities and equipment; and the impact of climate change on our business are all forward-looking statements. You should be aware that forward-looking statements involve known and unknown risks, uncertainties and other factors that may affect the actual results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others:
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
   We have described under the caption "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, and in other reports that we file with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date they were made.

RESULTS OF OPERATIONS - CRITICAL ACCOUNTING POLICIES

   Reference is made to the Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Policies incorporated herein by reference to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for accounting policies which are considered by management to be critical to an understanding of the Company's financial statements.

RESULTS OF OPERATIONS - OVERVIEW

   Our products are used in residential, commercial and governmental construction.  In recent years, the Company has spent substantial sums on major plant modifications designed to increase our cement production capacity to meet our customers' needs and to improve our production processes. We have postponed any further enhancement of our production processes other than those required to meet emission limitations included in the latest regulations issued by the Environmental Protection Agency (EPA).

   During the first quarter of 2012, the Company shut down its cement production facility and temporarily laid off the majority of its cement production employees due to the continued weakness anticipated in the construction industry. Mild weather during the layoff allowed some construction projects to continue through the winter, significantly increasing cement sales, reducing inventory at a faster rate than projected and shortening the length of layoff. Following a three week layoff, the employees were recalled to begin approximately three weeks of equipment repairs prior to resuming production. The favorable weather conditions also resulted in significant sales volume increases in our Ready-Mixed Concrete Business.

   The Portland Cement Association (PCA) has adjusted its cement consumption forecast upward as a result of stronger than expected job creation and the beginning of a construction industry recovery. Their most recent forecast presented at the PCA Spring Meeting indicated a modest 3.7 percent growth in cement consumption is expected for 2012. Their forecast also anticipates a 7.6 percent jump in consumption in 2013 and a 14.1 percent increase in 2014. The forecast includes marginal improvements to nonresidential consumption, an upward revision to housing starts, and aggressive cement intensity gains (the amount of cement used per real dollar of construction activity). According to the forecast, all sectors of construction are expected to be positive during 2014-2015, which typically results in large gains in cement consumption.

   During the remainder of 2012, the Company will evaluate inventory levels and sales forecasts to determine if reductions in cement production are warranted and can be scheduled around maintenance needs. In addition to costs that vary with the volume of production, our cost of sales includes certain fixed costs that do not vary with the volume of production. We have extremely limited ability to reduce these fixed costs in the short term. As a result, lower production levels which result from extended shutdowns generally have a negative impact on our gross profit margins.

   The residential and commercial construction slowdown, which began during 2008 and continued through 2011, resulted in lower demand for cement and ready-mixed concrete. Based on sales forecasts and inventory levels, the Company elected to reduce cement production in the first quarter of 2011 to undertake plant repairs and maintenance, largely using our own production personnel. The Company normally performs repairs and maintenance every winter, but the decision to use employees or outside contractors is determined by anticipated sales demand, by whether we have the internal expertise and by our inventory target levels. The decline in volume and downward pressure on pricing of cement and ready-mixed concrete during 2011 adversely impacted our revenues, gross margins, and net profits.

RESULTS OF OPERATIONS - FIRST QUARTER OF 2012 COMPARED TO FIRST QUARTER OF 2011

    Consolidated net sales for the three months ended March 31, 2012 increased by $10.6 million when compared to the three months ended March 31, 2011. Sales in our Cement Business were higher by $3.1 million and sales in our Ready-Mixed Concrete Business were higher by $7.5 million. Cement Business sales increased $3.3 million as a result of the 53.8% increase in volume sold which was slightly offset $0.2 million by price decreases. Ready-Mixed Concrete Business sales increased primarily as a result of the 87.1% increase in ready-mixed concrete cubic yards sold which increased sales by $5.9 million. Approximately 11.4% of the volume increase and $0.8 million of the sales increase is attributable to Kay Concrete Materials Company which was acquired by the Company in the second quarter of 2011. Sales in brick, block and other sundry items increased by $1.0 million and construction contract sales improved by $0.6 million.

   Consolidated cost of sales for the three months ended March 31, 2012 increased by $6.4 million when compared to the three months ended March 31, 2011.  Cost of sales in our Cement Business was lower by $0.4 million and cost of sales in our Ready-Mixed Concrete Business was higher by $6.8 million. Cement Business cost of sales decreased primarily due to dramatic reductions in production costs per ton resulting from the efficiencies of higher production levels which more than offset the $4.9 million increase due to the 53.8% increase in volume sold. Cement production during the first three months of 2012 increased by 102.9% from the production levels during the first quarter of 2011. Ready-Mixed Concrete Business cost of sales increased significantly but not in proportion to the increased volume of sales. The increase was primarily due to the 87.1% increase in cubic yards of ready-mixed concrete sold. The volume increase resulted in higher cost of sales of $6.4 million ($0.8 million of the increase is attributable to Kay Concrete Materials Company) which was offset by cost reductions of $1.2 million resulting from the much higher utilization of our equipment and employees. Construction contract costs increased by $0.7 million partially as a result of efforts to prepare for anticipated increases in construction contracts during 2012. Cost of sales in brick, block and other sundry items increased by $0.9 million.

   Our overall gross profit rate for the three months ended March 31, 2012 was 1.8% versus (21.0)% for the three months ended March 31, 2011. As a result of the above sales and cost of sales factors, the gross profit rate for the Cement Business significantly improved from (50.5)%  for the three months ended March 31, 2011 to 4.4% for the three months ended March 31, 2012. The gross profit rate for the Ready-Mixed Concrete Business improved from (5.0)%  for the three months ended March 31, 2011 to 0.6% for the three months ended March 31, 2012.

   Sales of equity investments for the three months ended March 31 2012 and 2011 resulted in gains of approximately $0.4 million and $2.6 million, respectively.

   The effective tax rates for the three months ended March 31, 2012 and 2011 were 28.1% and 13.0%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates.

LIQUIDITY

   The Company considers all liquid investments with original maturities of three months or less which we do not intend to roll over beyond three months to be cash equivalents. At March 31, 2012 and December 31, 2011, cash equivalents consisted primarily of money market investments and repurchase agreements with various banks.  The FDIC, through the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), has permanently raised the standard maximum deposit insurance amount (SMDIA) to fully guarantee all deposit accounts up to $250,000. In addition, the FDIC has adopted section 343 of the Dodd-Frank Act, effective December 31, 2010, which provides for unlimited deposit insurance for noninterest-bearing transaction accounts for two years starting December 31, 2010. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules.

   We are able to meet our cash needs primarily from a combination of operations, the sale of equity investments and bank loans.

   Operating activities provided $0.9 million and used $5.2 million during the three months ended March 31, 2012 and March 31, 2011, respectively. The $6.1 million increase in cash provided during 2012 over the corresponding period of 2011 is reflective of the improvement in overall sales volume combined with improvements in gross profit margins in 2012. The positive cash flow from operating activities generated during 2012 was also driven by the favorable changes in receivables and accounts payable and accrued liabilities partially offset by unfavorable changes in inventories and refundable income taxes. Net income for 2011 included realized gains of $2.6 million from the disposal of available-for-sale equity securities and is not indicative of the operating margins for the period. The cash used for operating activities during 2011 was driven by lower sales volumes, negative gross profit margins and an unfavorable change in inventories and refundable income taxes partially offset by a favorable changes in deferred income taxes related to unrealized holding gains.

   Investing activities used $0.5 million and provided $2.3 million during the first quarter of 2012 and 2011, respectively. The difference between the two periods is primarily related to the $2.5 million decline in proceeds from the sale of available-for-sale equity investments during the three months ended March 31, 2012 from the same period in 2011.

   Financing activities used $0.6 million and provided $3.3 million for the three months ended March 31, 2012 and March 31, 2011, respectively. The difference is primarily due to the change in the line of credit balance for each period. The line of credit was used to cover operating expenses and for capital expenditures.

   During 2011, Monarch's secured credit commitment with its lender, Bank of Oklahoma, N.A., consisted of a $17.8 million term loan maturing December 31, 2014 and a $15.0 million line of credit which matured December 31, 2011. The interest rates on the line of credit were variable and based on the lender's national prime rate less 0.50% with a 3.50% interest rate minimum or floor. Interest rates on the term loan were variable and based on the lender's national prime rate less 0.75% with a 3.00% interest rate minimum or floor. The agreement required Monarch to pledge its investment account to the lender as collateral for the term loan and revolving line of credit. The loan agreement also contained a financial covenant requiring the Company, as of the end of any fiscal quarter, to maintain a minimum tangible net worth before accumulated other comprehensive income of $95.0 million and a minimum tangible net worth after accumulated other comprehensive income of $90.0 million. The Company was in compliance with these requirements throughout 2011.

   On December 31, 2011, Monarch entered into an amendment to the loan agreement with its current lender, BOKF, NA dba Bank of Oklahoma, to renew and modify the terms of Monarch's term loan and revolving line of credit. Interest rates on the line of credit and term loan remained unchanged from the prior agreement with the lender. The credit commitment consisted of a $17.8 million term loan maturing December 31, 2014 and a $15.0 million line of credit maturing February 3, 2012. In February 2012, the Company entered into a new credit agreement with its current lender, BOKF, NA dba Bank of Oklahoma, which amended and restated its existing credit agreement. The new agreement provides for a secured credit commitment consisting of an approximately $9.0 million term loan maturing December 31, 2014 and a line of credit which permits revolving borrowings and letters of credit up to an aggregate of $15.0 million maturing December 31, 2012. Interest rates on the Company's line of credit are variable and are based on the lender's prime rate less 0.50% with a 3.50% interest rate minimum or floor. Interest rates on the Company's term loan are variable and based on the lender's prime rate less 0.75% with a 3.00% interest rate minimum or floor. The new agreement requires the Company to pledge its investment account, receivable accounts and inventory to BOKF, NA dba Bank of Oklahoma as collateral for the term loan and revolving line of credit. The carrying value of receivables, inventory, and the investment account pledged as collateral was $15.3 million, $29.2 million, and $20.7 million, respectively as of March 31, 2012. Withdrawal of the proceeds of the sale of any equity securities from the pledged investment account must be used to reduce the obligations of the Company to the lender. The agreement contains a financial covenant requiring the Company, as of the end of any fiscal quarter, to maintain a minimum tangible net worth before accumulated other comprehensive income of $95.0 million and a minimum tangible net worth after accumulated other comprehensive income of $85.0 million. In addition, the agreement prohibits cash outlays for business acquisitions and the purchase of the Company's capital stock and restricts cash dividends and capital expenditures in any fiscal year to a maximum of $3.8 million and $11.5 million, respectively. The Company was in compliance with these requirements at the end of the first quarter of 2012.

   As of March 31, 2012, we had $8.3 million outstanding on the term loan and $6.8 million outstanding on the line of credit leaving a balance available on the line of credit of $8.2 million. The annual weighted average  interest rate we paid on the term loan during the first quarter of 2012 and 2011 was 3.25%. The annual weighted average interest rate we paid on the line of credit during the first quarter of 2012 and 2011 was 3.50%. As of March 31, 2012, the applicable interest rate was 3.25% on the term loan and 3.50% on the line of credit. The term loan, which originated in 2000, was used to help finance the expansion project at our cement manufacturing facility. The line of credit is used to cover operating expenses primarily during the first half of the year when we build inventory due to the seasonality of our business and for capital expenditures. Our Board of Directors has given management the authority to borrow a maximum of $50 million. We have not discussed additional financing with any banks or other financial institutions and any such financing would be prohibited under our credit agreement; therefore, no assurances can be given that we will be able to obtain this additional borrowing on favorable terms, if at all, or that our current lender would consent to such borrowing.

   The Company has projects in the planning and design phases in addition to projects already in progress. For discussion of these projects, see "Capital Resources" below. We anticipate 2012 capital expenditures will exceed 2011 levels, but we do not anticipate the need for bank financing in addition to that available under the existing line of credit.

   For several years the Company has paid a dividend in January, March, June and September. At the December 2011 Board of Directors' meeting, the Board declared two dividends, payable in January and March, each at $0.23 per share. Under the terms and conditions of our new credit agreement, the Company's ability to pay dividends is subject to its satisfaction of the requirements to maintain a minimum tangible net worth after accumulated other comprehensive income of $85.0 million, maintain a minimum tangible net worth before accumulated other comprehensive income of $95.0 million, and restrict cash dividends in any fiscal year to a maximum of $3.8 million. The requirements could impact the Company's ability to pay and the size of dividends in the future. Although dividends are declared at the Board's discretion and could be impacted by the requirements of the Company's loan agreement, we project future earnings will support the continued payment of dividends at the current level.

   The Company was required to make a pension contribution for 2011. The Company's contribution was approximately $3.2 million. No estimates of required pension payments have been scheduled beyond 2012. Based on the pension laws currently in effect, any resulting increases in minimum funding requirements could cause a negative impact to our liquidity. See Note 7 for disclosures about 2012 pension contributions.

FINANCIAL CONDITION

   Total assets as of March 31, 2012 were $175.9 million, an increase of $2.3 million since December 31, 2011. Total inventories increased $1.4 million primarily due to increases in finished cement, building products and operating and maintenance supplies of $0.8 million, $0.4 million, and $0.4 million, respectively. These increases were partially offset by decreases in work in process of $0.5 million resulting from shutdown of the production facilities during the first quarter of 2012. During 2012 we experienced a net loss during the first quarter which resulted in an increase in refundable income taxes of $0.9 million over those at December 31, 2011. Prepaid expenses increased by $0.5 million primarily due to insurance deposits. Investments increased $3.2 million despite the sale of available-for-sale equity securities primarily due to the increase in the market value of remaining equities held. Receivables declined $0.7 million from December 31, 2011 to March 31, 2012 despite the month of March 2012's higher sales as compared to the month of December 2011's.

   Accounts payable increased $2.2 million from December 31, 2011 to March 31, 2012 primarily due to maintenance costs and increased production volume in the Cement Business as well as increased sales volume in the Ready-Mixed Concrete Business for March 2012 over December 2011.

   Cash dividends liability and prepayments held on account, components of accrued liabilities, decreased by $1.8 million and $0.5 million, respectively, from December 31, 2011 to March 31, 2012. The cash dividends liability decreased due to the timing of when dividends are declared and paid.

   Indebtedness increased $1.2 million during the first three months of 2012 primarily due to increased utilization of our line of credit to fund the increases in inventories, approximately $1.6 million for cash expenditures for property, plant and equipment, and to fund temporary operating expenses.

   Unrealized holding gain, which is included in accumulated other comprehensive loss, increased by $2.3 million, net of deferred tax, during the first quarter of 2012 primarily due to higher market prices for available-for-sale equity securities.

CAPITAL RESOURCES

    The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Capital expenditures included routine equipment purchases during the first three months of 2012. The expenditures in the Cement Business and Ready-Mixed Concrete Business were slightly disproportionate at approximately 40% and 60% of expenditures, respectively. During the first three months of 2012, cash expenditures for property, plant and equipment totaled approximately $1.6 million, excluding the amounts that are included in accounts payable.

   The Company does not currently meet certain emission limitations included in the latest regulations issued by the EPA. For discussion on the regulations, see National Emission Standard for Hazardous Air Pollutants (NESHAP) discussed below under "Environmental Regulations". To comply with these new regulations, the Company will need to install additional pollution control equipment in its Cement Business. There is no proven technology that enables us to give 100% assurance that we can reach the limits required by the new regulations; however, we feel compliance is possible at our modern facility through the installation of additional pollution control equipment. We plan to use a step approach, beginning with the installation of additional dust collectors on one of our two kilns. Once they are installed, we will test for compliance to determine if other pollution control equipment is needed. If we are not in compliance, we will continue to install pollution control equipment, testing for compliance after each installation, until our emissions are within limits. Once we have successfully modified one kiln to meet the new emission standards, we will proceed with our second kiln. We have also initiated plans to modify our roller mill and related equipment at an estimated cost of $6.5 million dollars. Supplemental equipment (and estimated cost) which may be required includes additional dust collectors on both kilns ($3.7 million), upgraded dust collectors on both clinker coolers ($3.6 million), hydrated lime injection system ($0.4 million), and a chloride by-pass system ($7.0 million). To date, we have expended $3.9 million towards these projects related to NESHAP compliance. Cost estimates will be updated as the modifications are engineered and priced for our facility. We are hopeful that we can comply with the new regulations without having to install a chloride by-pass system. We have until September 2013 to comply and may be able to get a one year extension if we have shown continuous progress toward becoming compliant. Various court challenges and legislative actions are pending against the NESHAP regulations issued by the EPA. If any of these court challenges or legislative actions are successful in delaying or overruling the regulation, we will evaluate whether or not to complete the projects currently in process.

   NESHAP regulations also require us to install analyzers capable of continuously monitoring certain pollutants. Analyzers capable of continuously monitoring these pollutants at the extremely low levels (i.e. emissions of particulate matter are limited to 3 parts per million) specified in the regulation do not currently exist. We are partnering with an analyzer manufacturer to assist in the development of the required technology and estimate we will spend approximately $1.0 million for these analyzers.

   The Company plans to invest in other miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business in 2012. These expenditures, plus the ones discussed in the above paragraphs related to NESHAP compliance, are expected to reach approximately $11.0 million during 2012 and will be funded with a mixture of cash from operations and temporary bank loans. We do not anticipate the need for additional bank financing beyond the amount available through our existing revolving line of credit.

MARKET RISK

   Market risks relating to the Company's operations result primarily from changes in demand for our products. Construction activity has been adversely impacted by the global financial crisis even though interest rates are at historically low levels. A continuation of the financial crisis, including a scarcity of credit, or a significant increase in interest rates could lead to a further reduction in construction activities in both the residential and commercial market. Budget shortfalls during economic slowdowns could cause money to be diverted away from highway projects, schools, detention facilities and other governmental construction projects. Reduction in construction activity lowers the demand for cement, ready-mixed concrete, concrete products and sundry building materials. As demand decreases, competition to retain sales volume could create downward pressure on sales prices. The manufacture of cement requires a significant investment in property, plant and equipment and a trained workforce to operate and maintain this equipment. These costs do not materially vary with the level of production. As a result, by operating at or near capacity, regardless of demand, companies can reduce per unit production costs. The continual need to control production costs encourages overproduction during periods of reduced demand.

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

   We are currently not aware of any proposed or pending climate change regulations. There are many variables making it difficult to predict the overall cost of carbon legislation. It is equally difficult to determine when those costs will be realized, or even the feasibility of legislation being passed. We believe there is consensus in the industry that the costs of CO2 limits required through regulation or legislation could be substantial enough to fundamentally adversely change the cement manufacturing business.

   On September 9, 2010, the EPA published modifications to the NESHAP regulation in the Federal Register. The compliance date for all U.S. cement plants is September 9, 2013. The final rule differs from the proposed rule by requiring more stringent emission limitations on mercury (Hg), total hydrocarbons (THC), hydrochloric acid (HCL), and particulate matter less than 10 microns in diameter (PM 10). Our current emission levels are below the proposed limitations for mercury and THC so additional control equipment is not required for these pollutants; however, we expect to incur increased costs for control equipment for PM 10 & HCL. There will also be additional costs for monitoring, testing, and increased maintenance labor. Initial estimated costs to comply are discussed above under "Capital Resources".

   On October 6, 2011, The Cement Sector Regulatory Relief Act of 2011 was passed by the House of Representatives. In summary, the bill would force a review of the current NESHAP rule to be completed within 15 months, and it would extend the compliance date two years making the new date September 9, 2015. A companion bill, S 1610, has been introduced in the Senate, but PCA staff based in Washington indicate that there are not enough votes for passage.

   On December 9, 2011 the D. C. District Circuit Court of Appeals issued its ruling on the PCA's legal challenge to the NESHAP ruling. Although the court, in its decision, expressed strong dissatisfaction with how EPA drafted the rule, it did not stay the rule. The court required the EPA to review and repropose the NESHAP rule, but it didn't set a deadline. Management has elected to proceed with equipment modifications as discussed in "Capital Resources" above rather than risk non-compliance with NESHAP should legislative or judicial relief not materialize. However, management will continue to evaluate whether to complete the modifications.

   On September 9, 2010 the EPA published New Source Performance Standards (NSPS) for nitrous oxide (NOx), sulphur dioxide (SO2), and particulate matter (PM 10). The rule applies to new or modified sources. At this time, management does not anticipate that modifications necessitated to comply with NESHAP will trigger application of NSPS.

   Although we are not aware of any proposed or pending climate change regulations, climate change regulation could result in (1) increased energy costs, (2) a shift toward carbon neutral fuels or carbon neutral offset strategies, and (3) increased labor costs to acquire the specialized technical expertise needed to comply with the environmental regulations. Demand for our products could decrease due to increased pollution control costs reflected in the price of our products. Conversely, demand could increase as others try to meet their government environmental mandates by using concrete products known for their sustainability benefits and energy efficiency.

   In management's opinion, the physical impact of a warmer climate in our market area would increase the number of days with weather conducive for work to proceed on construction projects which in turn would create the potential for greater profitability. Conversely, legislation and regulatory attempts to interfere with a natural warming cycle could, if successful, have an adverse effect on profitability. In addition, differences in environmental regulations in the United States from those of other cement producing countries could affect our ability to continue to compete with the cost of cement imported from other countries.

SEASONALITY

   Portland cement is the basic material used in the production of ready-mixed concrete that is used in highway, bridge and building construction. These construction activities are seasonal in nature. During winter months when the ground is frozen, groundwork preparation typically cannot be completed. Cold temperatures affect concrete set-time, strength and durability, limiting its use in winter months. Dry ground conditions are also required for construction activities to proceed. During the summer, winds and warmer temperatures tend to dry the ground quicker creating fewer delays in construction projects.

   Variations in weather conditions from year-to-year significantly affect the demand for our products during any particular quarter; however, our Company's highest revenue and earnings historically occur in its second and third fiscal quarters, April through September.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

   The Company invests in equity investments which are subject to market fluctuations. The Company held $23.3 million of equity securities, primarily of publicly traded entities, as of March 31, 2012. The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $2.6 million as of March 31, 2012. The remaining $20.7 million in equity investments, which are stated at fair value, are not hedged and are exposed to the risk of changing market prices. The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period unless they are securities for which the Company has not elected the fair value option. Securities carried at cost are adjusted for impairment, if conditions warrant. Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $1.2 million effect, net of deferred tax, on comprehensive income. At March 31, 2012, the Company evaluated all of its equity investments for impairment. The results of those evaluations are discussed in Note 6 of Notes to the Condensed Consolidated Financial Statements.

   The Company also has $15.1 million of bank loans as of March 31, 2012. Interest rates on the Company's term loan and line of credit are variable, subject to interest rate minimums or floors, and are based on the lender's National Prime rate  less 0.75% and lender's National Prime rate less 0.50%, respectively.

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

   There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION

Item 1.       Legal Proceedings

   There have been no material developments relating to the legal proceedings disclosed in Part I, Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.       Mine Safety Disclosures

   Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and under the SEC's Item 104 of Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the Company's quarries is subject to regulation by the federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977. The information required under Section 1503(a) and Item 104 of Regulation S-K regarding certain mining safety and health matters is presented in Exhibit 95 to this report.

Item 6.       Exhibits

31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated May 10, 2012.
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated May 10, 2012.
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company
(Registrant)

Date May 10, 2012	/s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr.
President and
Chairman of the Board
(principal executive officer)

Date May 10, 2012	/s/ Debra P. Roe
Debra P. Roe, CPA
Chief Financial Officer and
Assistant Secretary-Treasurer
(principal financial officer and
principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated May 10, 2012.
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated May 10, 2012.
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase