Form 10-Q
period 2012-06-30
MONARCH CEMENT CO
filed 2012-08-09
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-Q
____________________

(Mark One)
☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2012, or

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
YES ☐  NO ☒

As of July 24, 2012, there were 2,578,359 shares of Capital Stock, par value $2.50 per share outstanding and 1,435,275 shares of Class B Capital Stock, par value $2.50 per share outstanding.

PART I  -  FINANCIAL INFORMATION

The condensed consolidated financial statements included in this report have been prepared by our Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Our Company believes that the disclosures are adequate to make the information presented not misleading.  The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented.  Those adjustments consist only of normal, recurring adjustments.  The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Company's most recent annual report on Form 10-K for 2011 filed with the Securities and Exchange Commission.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Item 1.       Financial Statements

The Monarch Cement Company and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2012 (Unaudited) and December 31, 2011

ASSETS	2012	2011
Current Assets:
Cash and cash equivalents	$1,003,077	$1,123,870
Receivables, less allowances of $655,000 in 2012 and
$670,000 in 2011 for doubtful accounts	21,198,663	15,970,034
Inventories, priced at cost which is not in excess of market-
Finished cement	$5,275,343	$3,963,233
Work in process	1,990,951	1,353,361
Building products	4,766,624	4,236,266
Fuel, gypsum, paper sacks and other	6,392,185	6,416,618
Operating and maintenance supplies	11,868,327	11,892,887
Total inventories	$30,293,430	$27,862,365
Refundable federal and state income taxes	-	353,199
Deferred income taxes	750,000	750,000
Prepaid expenses	1,036,428	631,461
Total current assets	$54,281,598	$46,690,929
Property, Plant and Equipment, at cost, less
accumulated depreciation and depletion of $187,789,042
in 2012 and $182,427,598 in 2011	83,993,702	86,719,411
Deferred Income Taxes	16,385,410	18,416,410
Investments	23,429,869	20,026,704
Other Assets	1,610,510	1,801,356
	$179,701,089	$173,654,810
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,851,717	$5,451,853
Line of credit payable	9,154,764	4,844,469
Current portion of term loan	2,967,510	2,920,023
Current portion of other long-term debt	175,000	175,000
Accrued liabilities	5,231,830	7,883,704
Total current liabilities	$25,380,821	$21,275,049
Long-Term Debt	5,708,270	7,303,137
Accrued Postretirement Benefits	33,875,675	33,327,243
Accrued Pension Expense	13,301,129	13,676,003
Stockholders' Equity:
Capital Stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued and Outstanding 2,578,359
shares at 6/30/2012 and 2,569,831 shares at 12/31/2011	$6,445,898	$6,424,578
Class B Capital Stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-share basis - Authorized 10,000,000 shares, Issued and Outstanding
1,435,275 shares at 6/30/2012 and 1,443,803 shares at 12/31/2011	3,588,187	3,609,507
Additional paid-in-capital	2,485,125	2,485,125
Retained earnings	97,925,589	97,751,202
Accumulated other comprehensive loss	(9,009,605)	(12,197,034)
Total stockholders' equity	$101,435,194	$98,073,378
	$179,701,089	$173,654,810

See accompanying Notes to the Condensed Consolidated Financial Statements

The Monarch Cement Company and Subsidiaries
Condensed Consolidated Statements Of Income (Loss) And Retained Earnings
For the Three Months and the Six Months Ended June 30, 2012 and 2011 (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
NET SALES	$41,165,502	$31,384,137	$69,163,596	$48,794,852
COST OF SALES	32,701,111	27,228,173	60,189,237	48,292,303
Gross profit from operations	$8,464,391	$4,155,964	$8,974,359	$502,549
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,897,341	4,023,396	7,931,767	7,854,700
Income (Loss) from operations	$4,567,050	$132,568	$1,042,592	$(7,352,151)
OTHER INCOME (EXPENSE):
Interest income	$29,980	$31,755	$57,872	$80,639
Interest expense	(137,648)	(144,197)	(237,697)	(220,977)
Gain on sale of equity investments	152,014	2,584,382	567,544	5,197,438
Dividend income	24,578	49,269	25,787	107,183
Other, net	883	91,487	66,424	257,355
	$69,807	$2,612,696	$479,930	$5,421,638

Income (Loss) before taxes	$4,636,857	$2,745,264	$1,522,522	$(1,930,513)
PROVISION FOR (BENEFIT FROM)
INCOME TAXES	1,300,000	70,000	425,000	(540,000)
NET INCOME (LOSS)	$3,336,857	$2,675,264	$1,097,522	$(1,390,513)
RETAINED EARNINGS, beg. of period	95,511,867	98,204,787	97,751,202	102,270,564
Less cash dividends	923,135	947,317	923,135	947,317
Less purchase and retirement of capital stock	-	1,992,757	-	1,992,757
RETAINED EARNINGS, end of period	$97,925,589	$97,939,977	$97,925,589	$97,939,977
Basic earnings (losses) per share	$0.83	$0.66	$0.27	$(0.34)
Cash dividends per share	$0.23	$0.23	$0.23	$0.23

Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three Months and the Six Months Ended June 30, 2012 and 2011 (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
NET INCOME (LOSS)	$3,336,857	$2,675,264	$1,097,522	$(1,390,513)
UNREALIZED APPRECIATION (DEPRECIATION)
ON AVAILABLE FOR SALE SECURITIES
(Net of deferred tax expense (benefit) of $220,000,
$(448,000), $1,940,000 and $1,232,000, respectively)	332,014	(677,618)	2,907,544	1,845,438

RECLASSIFICATION ADJUSTMENT FOR SALE
OF SECURITIES INCLUDED IN NET INCOME
(LOSS) (Net of deferred tax expense (benefit)
of $60,000, $1,036,000, $228,000 and
$2,080,000, respectively.	(92,014)	(1,548,382)	(339,544)	(3,117,438)

MINIMUM PENSION LIABILITY (Net of
deferred tax expense (benefit) of $268,000, $0,
$268,000, and $0, respectively)	403,379	-	403,379	-

POSTRETIREMENT LIABILITY (Net of
deferred tax expense (benefit) of $144,000, $0,	216,050	-	216,050	-
$144,000, and $0, respectively)
COMPREHENSIVE INCOME (LOSS)	$4,196,286	$449,264	$4,284,951	$(2,662,513)

See accompanying Notes to the Condensed Consolidated Financial Statements

The Monarch Cement Company And Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$1,097,522	$(1,390,513)
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation, depletion and amortization	5,884,758	5,635,517
Deferred income taxes	(93,000)	728,300
Gain on disposal of assets	(14,799)	(39,083)
Realized gain on sale of equity investments	(567,544)	(5,197,438)
Postretirement benefits and pension expense	1,204,987	1,200,772
Change in assets and liabilities:
Receivables, net	(5,228,629)	(3,294,241)
Inventories	(2,431,065)	(595,021)
Refundable income taxes	353,199	(1,520,677)
Prepaid expenses	(404,967)	(473,746)
Other assets	45,626	1,500
Accounts payable and accrued liabilities	1,576,956	(456,307)
Net cash provided by (used for) operating activities	$1,423,044	$(5,400,937)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$(3,009,507)	$(2,430,708)
Proceeds from disposals of property, plant and equipment	27,783	72,820
Payment for acquisition of business, net of cash acquired	-	(534,392)
Payment for purchases of equity investments	-	(1,599,647)
Proceeds from disposals of equity investments	1,444,378	7,878,129
Increase in short-term investments, net	-	(10,166)
Net cash provided by (used for) investing activities	$(1,537,346)	$3,376,036

FINANCING ACTIVITIES:
Increase in line of credit, net	$4,310,296	$7,574,661
Payments on bank loans	(1,446,676)	(1,531,063)
Payments on other long-term debt	(100,704)	(509,305)
Cash dividends paid	(2,769,407)	(2,793,305)
Purchases of capital stock	-	(2,213,757)
Net cash provided by (used for) financing activities	$(6,491)	$527,231

Net decrease in cash and cash equivalents	$(120,793)	$(1,497,670)
CASH AND CASH EQUIVALENTS, beginning of year	1,123,870	2,695,267
CASH AND CASH EQUIVALENTS, end of period	$1,003,077	$1,197,597

Supplemental disclosures:
Interest paid, net of amount capitalized	$237,697	$220,977
Income taxes paid, net of refunds	$-	$385,527
Capital equipment additions included in accounts payable	$103,570	$108,339
Non-cash investing activities:
Issuance of 105,750 shares of capital stock
related to acquisition of business	$-	$2,749,500
Note payable related to acquisition of business	$-	$927,443

See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011 (Unaudited), and December 31, 2011

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

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, "Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS", which updated the guidance in ASC Topic 820. The amendments in this ASU result in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS). The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way. The ASU also provides for certain changes in current GAAP disclosure requirements, for example with respect to the measurement of Level 3 assets and for measuring the fair value of an instrument classified in a reporting entity's shareholders' equity. The amendments in this update are to be applied prospectively. This guidance became effective for the Company beginning January 1, 2012 and did not have a material impact on our consolidated financial statements.

New Accounting Standards Issued But Not Yet Adopted

There are currently no accounting standards that have been issued and not yet adopted by the Company that are expected to have a significant impact on the Company's financial position, results of operations and cash flows upon adoption.

2.
Our Company groups its operations into two lines of business - Cement Business and Ready-Mixed Concrete Business. The "Cement Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products, precast concrete construction, and sundry building materials business. Our Ready-Mixed Concrete Business includes precast concrete construction which involves short-term and long-term contracts. Short-term contracts for specific projects are generally of three to six months in duration. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Revenues for these contracts are recognized under the percentage of completion method of accounting using cost-to-cost measures. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Full provision is made for any anticipated losses. The majority of the long-term contracts will allow only scheduled billings and contain retainage provisions under which 5% to 10% of the contract invoicing may be withheld by the customer pending project completion. As of June 30, 2012, the amount of billed retainage which is included in accounts receivable was approximately $147,000, all of which is expected to be collected within one year. The amount of billed retainage which was included in accounts receivable at December 31, 2011 was approximately $129,000. The amount of unbilled revenue in accounts receivable was approximately $1,814,000 and $802,000 at June 30, 2012 and December 31, 2011, respectively. Unbilled revenue contained approximately $242,000 and $125,000 of not-currently-billable retainage at June 30, 2012 and December 31, 2011, respectively, which is expected to be collected within one year.

3.	As of June 30, 2012, the amount of accounts payable related to property, plant and equipment was $103,570 compared to December 31, 2011 which was $86,264.

4.
We did not incur any temporary LIFO liquidation gain for the six months ended June 30, 2012 or 2011. During the three months ended June 30, 2012 and the corresponding period in 2011, we restored a $0.5 million and $0.2 million, respectively, LIFO liquidation incurred in the first three months of each year as a result of reductions in finished cement and work in process inventory. The temporary LIFO liquidation gains had been deferred as a component of accrued liabilities.

5.
Corporate assets for 2012 and 2011 include cash and cash equivalents, deferred income taxes, investments and other assets. Corporate assets for 2011 also include refundable income taxes. Following is a summary of the Company's business segment results for the periods indicated:

		Ready- Mixed	Adjustments
	Cement Business	Concrete Business	and Eliminations	Consolidated
For the Three Months Ended 6/30/12
Sales to unaffiliated customers	$13,807,451	$27,358,051	$-	$41,165,502
Intersegment sales	5,390,409	-	(5,390,409)	-
Total net sales	$19,197,860	$27,358,051	$(5,390,409)	$41,165,502
Income from operations	$3,737,649	$829,401		$4,567,050
Other income, net				69,807
Income before income taxes				$4,636,857
Capital Expenditures	$1,034,587	$314,921		$1,349,508

For the Three Months Ended 6/30/11
Sales to unaffiliated customers	$12,890,501	$18,493,636	$-	$31,384,137
Intersegment sales	3,721,722	-	(3,721,722)	-
Total net sales	$16,612,223	$18,493,636	$(3,721,722)	$31,384,137
Income (Loss) from operations	$1,352,876	$(1,220,308)		$132,568
Other income, net				$2,612,696
Income before income taxes				$2,745,264
Capital Expenditures	$820,951	$509,846		$1,330,797

For the Six Months Ended 6/30/12
Sales to unaffiliated customers	$23,011,373	$46,152,223	$-	$69,163,596
Intersegment sales	9,169,438	-	(9,169,438)	-
Total net sales	$32,180,811	$46,152,223	$(9,169,438)	$69,163,596
Income (Loss) from operations	$2,286,646	$(1,244,054)		$1,042,592
Other income, net				479,930
Income before income taxes				$1,522,522
Capital Expenditures	$1,689,646	$1,337,167		$3,026,813

For the Six Months Ended 6/30/11
Sales to unaffiliated customers	$18,997,645	$29,797,207	$-	$48,794,852
Intersegment sales	5,911,723	-	(5,911,723)	-
Total net sales	$24,909,368	$29,797,207	$(5,911,723)	$48,794,852
Loss from operations	$(3,585,507)	$(3,766,644)		$(7,352,151)
Other income, net				5,421,638
Loss before income taxes				$(1,930,513)
Capital Expenditures	$1,348,043	$1,178,509		$2,526,552

Balance as of 6/30/12
Identifiable Assets	$86,916,220	$49,606,003	$136,522,223
Corporate Assets			43,178,866
			$179,701,089

Balance as of 12/31/11
Identifiable Assets	$84,843,017	$46,340,254	$131,183,271
Corporate Assets			42,471,539
			$173,654,810

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

Cash and cash equivalents have carrying values that approximate fair value using level 1 prices. Receivables, accounts payable and long-term debt have carrying values that approximate fair values using level 2 inputs. Equity securities for which the Company has no immediate plan to sell but that may be sold in the future are classified as available for sale.  If the fair value of the equity security is readily determinable, it is carried at fair value and unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Realized gains and losses, based on the specifically identified cost of the security, are included in net income (loss). The Company's valuation techniques used to measure the fair value of its marketable equity securities were derived from quoted prices in active markets for identical assets (level 1 prices). Equity securities whose fair value is not readily determinable are carried at cost unless the Company is aware of significant adverse effects which have impaired the investments. Investments that are recorded at cost are evaluated quarterly for events that may adversely impact their carrying value.

The aggregate amount of equity securities carried at cost, for which the Company has not elected the fair value option, was $2.6 million as of June 30, 2012.  The remaining $20.8 million in equity security investments are stated at fair value. As of December 31, 2011, the aggregate amount of equity securities carried at cost was $2.6 million and the remaining $17.4 million in equity security investments were stated at fair value. The following table presents the fair value of the Company's available-for-sale equity securities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011:

		Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
June 30, 2012:		Assets	Inputs	Input
Assets:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale equity securities
Cement industry	$11,031,286	$11,031,286	$-	$-
General building materials industry	4,625,818	4,625,818	-	-
Oil and gas refining and marketing industry	5,153,862	5,153,862	-	-
Total assets measured at fair value	$20,810,966	$20,810,966	$-	$-

December 31, 2011:
Assets:
Available-for-sale equity securities
Cement industry	$8,750,156	$8,750,156	$-	$-
General building materials industry	4,583,882	4,583,882	-	-
Oil and gas refining and marketing industry	3,631,747	3,631,747	-	-
Residential construction industry	442,015	442,015	-	-
Total assets measured at fair value	$17,407,800	$17,407,800	$-	$-

There were no transfers between levels and there were no significant changes in the valuation techniques during the period ended June 30, 2012. No reconciliation (roll forward) of the beginning and ending balances for Level 3 is presented since the Company does not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either of the dates reported in the table above.  The Company has no liabilities at either date requiring remeasurement to fair value on a recurring basis in the balance sheet. The Company has no additional assets or liabilities at either date requiring remeasurement to fair value on a non-recurring basis in the balance sheet.

The following table shows the unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual trade lots of securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011:

Available-for-sale equity securities	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
June 31, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Cement industry	$-	$-	$13,500	$4,616	$13,500	$4,616
Total	$-	$-	$13,500	$4,616	$13,500	$4,616

December 31, 2011
Cement industry	$517,188	$53,352	$12,900	$5,216	$530,088	$58,568
Residential construction
industry	-	-	6,310	4,413	6,310	4,413
Total	$517,188	$53,352	$19,210	$9,629	$536,398	$62,981

The Company owns stock in two privately-owned companies accounted for by the cost method; one in the brick industry and the other in the ethanol production industry. These investments were evaluated at June 30, 2012 and December 31, 2011 for impairment. The evaluations of the ethanol production industry investment for each period's impairment analysis were based on the specific identification of shares held and quoted prices in markets that are not active (level 2 inputs) and no impairments were identified. Since there is not an active market for the brick industry investment, the Company relied on a discounted future net cash flow valuation (level 3 inputs) of the issuer for each period's impairment analysis to determine if the average cost of shares were impaired and no impairment was identified. As a result of those evaluations, the Company does not consider these cost-method investments to be impaired at June 30, 2012 or December 31, 2011.

June 30, 2012 Impairment Analysis - - The Company's investments in available-for-sale equity securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each investment to market price. As a result of these evaluations, the Company did not identify any other-than-temporary impairments in investments which would have resulted in a recognized loss in earnings of equity investments. The Company did identify some specific investments in available-for-sale equity securities that were not other-than-temporarily impaired resulting in the recognition of unrealized losses (see table above). These unrealized losses relate to investments in the common stock of one company in the cement industry. When the Company evaluated impairment by comparing the specifically identified cost of the investment to market price as of July 24, 2012, the cement industry security slightly recovered its temporary impairment. The Company evaluated the near-term prospects in relation to the severity of the impairment and the duration of the impairment. Based on that evaluation, the Company does not consider the investment to be other-than-temporarily impaired at June 30, 2012.

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

Investment Results - - The investment results for June 30, 2012 and December 31, 2011 are as follows:

	Amortized	Gross Unrealized		Fair
June 30, 2012	Cost	Gains	Losses	Value
Available for sale equity securities
Cement industry	$5,410,000	$5,620,000	$-	$11,030,000
General building materials industry	3,820,000	810,000	-	4,630,000
Oil and gas refining and marketing industry	780,000	4,370,000	-	5,150,000
Total available for sale equity securities	$10,010,000	$10,800,000	$-	$20,810,000
Less: Deferred taxes on unrealized holding gains		4,320,000
Unrealized gains recorded in equity, net of deferred tax		$6,480,000

December 31, 2011
Available for sale equity securities
Cement industry	$5,985,000	$2,765,000	$-	$8,750,000
General building materials industry	3,819,000	765,000	-	4,584,000
Oil and gas refining and marketing industry	782,000	2,850,000	-	3,632,000
Residential construction industry	302,000	140,000	-	442,000
Total available for sale equity securities	$10,888,000	$6,520,000	$-	$17,408,000
Less: Deferred taxes on unrealized holding gains		2,608,000
Unrealized gains recorded in equity, net of deferred tax		$3,912,000

Investment-related cash flow information for June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Proceeds from sale of equity securities	$1,444,378	$8,287,182
Realized gain on equity securities	$567,544	$5,051,406
Realized losses due to other-than-temporary
impairment of equity securities	$-	$(415,287)

7.
The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the six months ended June 30, 2012 and 2011:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$399,438	$375,834	$352,064	$307,132
Interest cost	988,056	1,010,353	872,984	872,456
Less: Expected return on plan assets	1,040,385	968,550	-	-
Amortization of prior service cost	54,371	54,989	(25,756)	(25,376)
Recognized net actuarial loss	617,177	456,494	-	-
Unrecognized net loss	-	-	390,900	340,437
Net periodic expense	$1,018,657	$929,120	$1,590,192	$1,494,649

The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the three months ended June 30, 2012 and 2011:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$199,652	$187,917	$185,732	$144,716
Interest cost	493,862	505,176	460,544	411,088
Less: Expected return on plan assets	520,018	484,275	-	-
Amortization of prior service cost	27,176	27,495	(13,588)	(11,957)
Recognized net actuarial loss	308,485	228,247	-	-
Unrecognized net loss	-	-	206,219	160,409
Net periodic expense	$509,157	$464,560	$838,907	$704,256

As previously disclosed in our financial statements for the year ended December 31, 2011, Monarch expects to contribute approximately $3,510,000 to the pension fund in 2012. As of June 30, 2012, we have contributed approximately $722,000 to the fund and anticipate contributing approximately an additional $2,788,000 to this plan in 2012 for a total of $3,510,000.

The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets. As previously disclosed in our financial statements for the year ended December 31, 2011, Monarch expects expenditures of approximately $1,600,000 for this plan in 2012. As of June 30, 2012, we have contributed approximately $700,000 and anticipate contributing approximately an additional $900,000 to this plan in 2012 for a total of $1,600,000.

8.	Other, net contains miscellaneous nonoperating income (expense) items other than interest income, interest expense, gains on sale of equity investments and dividend income.

9.
Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,013,634 in the second quarter and first six months of 2012. The weighted average number of shares outstanding was 4,078,756 and 4,046,069 in the second quarter and first six months of 2011, respectively. The Company has no capital stock equivalents and therefore, does not report diluted earnings per share.

10.
The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2008. The Company believes it is not subject to any significant tax risk.  The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expenses recognized during the six months ended June 30, 2012 or June 30, 2011.

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

   During the first quarter of 2012, the Company shut down its cement production facility and temporarily laid off the majority of its cement production employees due to the continued weakness anticipated in the construction industry. Mild weather during the layoff allowed some construction projects to continue through the winter, significantly increasing cement sales, reducing inventory at a faster rate than projected and shortening the length of layoff. Following a three week layoff, the employees were recalled to begin approximately three weeks of equipment repairs prior to resuming production. The favorable weather conditions also resulted in significant sales volume increases in our Ready-Mixed Concrete Business during the first six months of the year.

   The Portland Cement Association (PCA) has adjusted its cement consumption forecast upward as a result of stronger than expected job creation and the beginning of a construction industry recovery. Their recently released 2012 state forecasts indicated the Midwest region of the United States will lead cement consumption recovery with an annual growth of 5.6 percent this year and indicates the region is well positioned to be the forerunner for construction recovery. The PCA expects annual cement consumption growth in 46 of the 50 states in 2012. The mild winter allowed most states to show dramatic improvement over 2011 demand levels. However, as the year progresses, growth rates are expected to level off. The PCA expects mild volume gains until 2014.

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

RESULTS OF OPERATIONS - SECOND QUARTER OF 2012 COMPARED TO SECOND QUARTER OF 2011

Consolidated net sales, for the three months ended June 30, 2012, increased by $9.8 million when compared to the three months ended June 30, 2011. Sales in our Cement Business increased $0.9 million and sales in our Ready-Mixed Concrete Business increased $8.9 million. Cement Business sales increased $0.9 million due to a 6.6% increase in volume sold. Ready-mixed concrete sales increased by $5.2 million due to a 43.4% increase in cubic yards sold, $0.9 million due to price increases, and $2.8 million due to increased construction contract sales.

Consolidated cost of sales, for the three months ended June 30, 2012, increased by $5.5 million when compared to the three months ended June 30, 2011. Cost of sales in our Cement Business decreased $1.4 million and cost of sales in our Ready-Mixed Concrete Business increased $6.8 million. Cement Business cost of sales increased $0.6 million due to the 6.6% increase in volume sold which was more than offset by a $2.0 million decrease related to lower production costs. Ready-Mixed Concrete Business cost of sales increased $5.2 million primarily due to the 43.4% increase in cubic yards of ready-mixed concrete sold, a $2.2 million increase in cost of sales for construction contracts, and a slight increase of $0.1 million from brick, block, aggregates and other sundry items. These increases were partially offset by a decrease in ready-mixed concrete production and delivery costs of $0.7 million which resulted from efficiencies of operating at higher capacities.

As a result of the above sales and cost of sales factors, our overall gross profit rate increased  from 13.2% for the three months ended June 30, 2011 to 20.6% for the three months ended June 30, 2012. The gross profit rate for the Cement Business improved from 25.1% for the three months ended June 30, 2011 to 39.9% for the three months ended June 30, 2012. The gross profit rate for the Ready-Mixed Concrete Business improved from 5.0% for the three months ended June 30, 2011 to 10.8% for the three months ended June 30, 2012.

Selling, general, and administrative expenses were relatively unchanged for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.

Gain on sale of equity investments decreased by $2.4 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to the significantly lower volume of shares sold in the 2012 quarter.

The effective tax rates for the three months ended June 30, 2012 and 2011 were 28.0% and 2.5%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates.

RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 2012 COMPARED TO THE FIRST SIX MONTHS OF 2011

    Consolidated net sales, for the six months ended June 30, 2012, increased by $20.4 million when compared to the six months ended June 30, 2011.  Sales in our Cement Business increased $4.0 million and sales in our Ready-Mixed Concrete Business increased $16.4 million. Cement Business sales increased $4.0 million primarily due to a 21.3% increase in volume sold. Ready-mixed concrete sales increased $11.2 million due to a 58.8% increase in cubic yards sold, $0.9 million due to price increases, and $3.4 million due to increased construction contract sales in addition to increases in brick, block, aggregates and other sundry items sales of $0.9 million.

Consolidated cost of sales, for the six months ended June 30, 2012, increased by $11.9 million when compared to the six months ended June 30, 2011.  Cost of sales in our Cement Business decreased $1.7 million and cost of sales in our Ready-Mixed Concrete Business increased $13.6 million. Cement Business cost of sales increased $4.0 million due to the 21.3% increase in volume sold which was more than offset by a $5.7 million decrease related to lower production costs for the six months ended June 30, 2012 when compared to the same period in 2011 primarily resulting from the efficiencies of higher production levels. Ready-Mixed Concrete Business cost of sales increased $11.4 million due to the 58.8% increase in cubic yards of ready-mixed concrete sold, a $2.9 million increase in cost of sales for construction contracts, and a $1.0 million increase in brick, block, aggregates and other sundry items. These increases were partially offset by a decrease in ready-mixed concrete production and delivery costs of $1.7 million which resulted from efficiencies of operating at higher capacities.

Our overall gross profit rate improved from 1.0% for the six months ended June 30, 2011 to 13.0% for the six months ended June 30, 2012. The gross profit rate for the Cement Business increased from 0.8% for the six months ended June 30, 2011 to 25.7% for the six months ended June 30, 2012. The gross profit rate for the Ready-Mixed Concrete Business improved from 1.2% for the six months ended June 30, 2011 to 6.6% for the six months ended June 30, 2012.

Selling, general, and administrative expenses were relatively unchanged for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.

Gain on sale of equity investments decreased by $4.6 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to the significantly lower volume of shares sold and the lower gain in those shares in the first six months of 2012 as compared to the same period in 2011.

The effective tax rates for the six months ended June 30, 2012 and 2011 were 27.9% and 28.0%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates.

LIQUIDITY

    The Company considers all liquid investments with original maturities of three months or less which we do not intend to roll over beyond three months to be cash equivalents. At June 30, 2012 and December 31, 2011, cash equivalents consisted primarily of money market investments and repurchase agreements with various banks. The FDIC, through the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), has permanently raised the standard maximum deposit insurance amount (SMDIA) to fully guarantee all deposit accounts up to $250,000. In addition, the FDIC has adopted section 343 of the Dodd-Frank Act, effective December 31, 2010, which provides for unlimited deposit insurance for noninterest-bearing transaction accounts for two years starting December 31, 2010. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules.

    We are able to meet our cash needs primarily from a combination of operations, the sale of equity investments and bank loans.

    Operating activities provided $1.4 million and used $5.4 million during the six months ended June 30, 2012 and June 30, 2011, respectively. The $6.8 million increase in cash provided during 2012 over the corresponding period of 2011 is reflective of the improvement in overall sales volume combined with improvements in gross profit margins in 2012. The positive cash flow from operating activities generated during 2012 was also driven by the favorable changes in refundable income taxes, accounts payable and accrued liabilities partially offset by unfavorable changes in receivables and inventories. Net income for 2011 included realized gains of $5.2 million from the disposal of available-for-sale equity securities and is not indicative of the operating margins for the period. The cash used for operating activities during 2011 was driven by lower sales volumes, lower gross profit margins and an unfavorable change in inventories, refundable income taxes, receivables, accounts payable and accrued liabilities.

    Investing activities used $1.5 million and provided $3.4 million during the first six months of 2012 and 2011, respectively. The difference between the two periods is primarily related to the $4.8 million decline in proceeds, net of purchases, from the sale of available-for-sale equity investments during the six months ended June 30, 2012 from the same period in 2011.

Financing activities did not affect cash significantly the six months ended June 30, 2012 and provided $0.5 million the six months ended June 30, 2011. The difference is primarily due to the changes in the line of credit balance and capital stock purchased for each period. The line of credit was used to cover operating expenses and for capital expenditures.

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

On December 31, 2011, Monarch entered into an amendment to the loan agreement with its current lender, BOKF, NA dba Bank of Oklahoma, to renew and modify the terms of Monarch's term loan and revolving line of credit. Interest rates on the line of credit and term loan remained unchanged from the prior agreement with the lender. The credit commitment consisted of a $17.8 million term loan maturing December 31, 2014 and a $15.0 million line of credit maturing February 3, 2012. In February 2012, the Company entered into a new credit agreement with its current lender, BOKF, NA dba Bank of Oklahoma, which amended and restated its existing credit agreement. The new agreement provides for a secured credit commitment consisting of an approximately $9.0 million term loan maturing December 31, 2014 and a line of credit which permits revolving borrowings and letters of credit up to an aggregate of $15.0 million maturing December 31, 2012. Interest rates on the Company's line of credit are variable and are based on the lender's prime rate less 0.50% with a 3.50% interest rate minimum or floor. Interest rates on the Company's term loan are variable and based on the lender's prime rate less 0.75% with a 3.00% interest rate minimum or floor. The new agreement requires the Company to pledge its investment account, receivable accounts and inventory to BOKF, NA dba Bank of Oklahoma as collateral for the term loan and revolving line of credit. The carrying value of receivables, inventory, and the investment account pledged as collateral was $21.2 million, $30.3 million, and $20.8 million, respectively as of June 30, 2012. Withdrawal of the proceeds of the sale of any equity securities from the pledged investment account must be used to reduce the obligations of the Company to the lender. The agreement contains a financial covenant requiring the Company, as of the end of each fiscal quarter, to maintain a minimum tangible net worth before accumulated other comprehensive income of $95.0 million and a minimum tangible net worth after accumulated other comprehensive income of $85.0 million. In addition, the agreement prohibits cash outlays for business acquisitions and the purchase of the Company's capital stock and restricts cash dividends and capital expenditures in any fiscal year to a maximum of $3.8 million and $11.5 million, respectively. The Company was in compliance with these requirements at the end of the second quarter of 2012.

As of June 30, 2012, we had $7.6 million outstanding on the term loan and $9.2 million outstanding on the line of credit leaving a balance available on the line of credit of $5.8 million. The annual weighted average interest rate we paid on the term loan during the second quarter and first six months of 2012 and 2011 was 3.25%. The annual weighted average interest rate we paid on the line of credit during the second quarter and first six months of 2012 and 2011 was 3.50%. As of June 30, 2012, the applicable interest rate was 3.25% on the term loan and 3.50% on the line of credit. The term loan, which originated in 2000, was used to help finance the expansion project at our cement manufacturing facility. The line of credit is used to cover operating expenses primarily during the first half of the year when we build inventory due to the seasonality of our business and for capital expenditures. Our Board of Directors has given management the authority to borrow a maximum of $50 million. We have not discussed additional financing with any banks or other financial institutions and any such financing would be prohibited under our credit agreement; therefore, no assurances can be given that we will be able to obtain this additional borrowing on favorable terms, if at all, or that our current lender would consent to such borrowing.

The Company has capital improvement projects in the planning and design phases in addition to projects already in progress. For discussion of these projects, see "Capital Resources" below. We anticipate 2012 capital expenditures will exceed 2011 levels, but we do not anticipate the need for bank financing in addition to that available under the existing line of credit.

For several years the Company has paid a dividend in January, March, June and September. At the April 2012 Board of Directors' meeting, the Board declared a dividend of $0.23 per share, payable in June. Under the terms and conditions of our new credit agreement, the Company's ability to pay dividends is subject to its satisfaction of the requirements to maintain a minimum tangible net worth after accumulated other comprehensive income of $85.0 million, maintain a minimum tangible net worth before accumulated other comprehensive income of $95.0 million, and restrict cash dividends in any fiscal year to a maximum of $3.8 million. The requirements could impact the Company's ability to pay and the size of dividends in the future. Although dividends are declared at the Board's discretion and could be impacted by the requirements of the Company's loan agreement, we project future earnings will support the continued payment of dividends at the current level.

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

FINANCIAL CONDITION

Total assets as of  June 30, 2012 were $179.7 million, an increase of $6.0 million since December 31, 2011. The $5.2 million increase in receivables was primarily due to $4.9 million higher sales in the month of  June 2012 compared to the month of December 2011. From year-to-year the weather conditions in these two months can vary significantly which impacts sales and resulting receivables at month-end. Increases in receivables and generally inventory are common during the first six months of the year due to the seasonality of our business (see"Seasonality" below). Total inventories increased $2.4 million primarily due to increases in finished cement, work-in-process, and building products of $1.3 million, $0.6 million, and $0.5 million, respectively. Prepaid expenses increased by $0.4 million primarily due to insurance deposits. Investments increased $3.4 million despite the sale of available-for-sale equity securities primarily due to the increase in the market value of remaining equities held.

Accounts payable increased by $2.4 million primarily due to increases in the Ready-Mixed Concrete Business segment related to increased sales volume in June 2012 over December 2011. Accrued liabilities decreased from December 31, 2011 to June 30, 2012 by $2.7 million primarily due to a $1.2 million decline in prepayments held on account and by $1.8 million due to a decrease in cash dividends liability due to the timing of when dividends are declared and paid.

Indebtedness increased $2.8 million during the first six months of 2012 primarily due to increased utilization of our line of credit to fund the increase in receivables and inventories; fund cash expenditures for property, plant and equipment; and to fund temporary operating expenses.

Unrealized holding gain, net of deferred tax, which is included in accumulated other comprehensive loss, increased by $2.6 million during the first six months of 2012 primarily due to higher market prices of available-for-sale equity securities.

CAPITAL RESOURCES

    The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Capital expenditures were evenly divided between the Cement Business and Ready-Mixed Concrete Business and included primarily routine equipment purchases during the first six months of 2012. During the first six months of 2012, cash expenditures for property, plant and equipment totaled approximately $3.0 million, excluding the amounts that are included in accounts payable.

   The Company does not currently meet certain emission limitations included in the latest regulations issued by the EPA. For discussion on the regulations, see National Emission Standard for Hazardous Air Pollutants (NESHAP) discussed below under "Environmental Regulations". To comply with these new regulations, the Company will need to install additional pollution control equipment in its Cement Business. There is no proven technology that enables us to give 100% assurance that we can reach the limits required by the new regulations; however, we feel compliance is possible at our modern facility through the installation of additional pollution control equipment. We plan to use a step approach, beginning with the installation of additional dust collectors on one of our two kilns. Once they are installed, we will test for compliance to determine if other pollution control equipment is needed. If we are not in compliance, we will continue to install pollution control equipment, testing for compliance after each installation, until our emissions are within limits. Once we have successfully modified one kiln to meet the new emission standards, we will proceed with our second kiln. We have also initiated plans to modify our roller mill and related equipment at an estimated cost of $6.5 million dollars. Supplemental equipment (and estimated cost) which may be required includes additional dust collectors on both kilns ($3.7 million), upgraded dust collectors on both clinker coolers ($4.0 million), hydrated lime injection system ($0.4 million), and a chloride by-pass system ($7.0 million). To date, we have expended $5.0 million towards these projects related to NESHAP compliance. Cost estimates will be updated as the modifications are engineered and priced for our facility. We are hopeful that we can comply with the new regulations without having to install a chloride by-pass system. Under proposed amendments to two 2010 air rules for portland cement manufacturing, we have until September 2015 to comply and may be able to get a one year extension if we have shown continuous progress toward becoming compliant.

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

The EPA Administrator has made two important findings clearing the way for EPA to regulate greenhouse gases under the Clean Air Act. The "Endangerment Finding" clarifies EPA's belief that current and projected concentrations of six key greenhouse gases in the atmosphere pose a threat to human health and welfare. Further, the "Cause or Contribute Finding," associates the emissions of the six named GHGs with the threat to public health and welfare. In July 2012 the Court of Appeals for the D.C. Circuit affirmed EPA's findings on these two rules. At this time it is difficult to determine if the EPA will act on the "Endangerment Finding", what that action may involve and when it might be put into place.

We are currently not aware of any other final GHG or climate change regulations or legislation. There are many variables making it difficult to predict the overall cost of GHG controls. It is equally difficult to determine when those costs will be realized, or even the feasibility of any additional regulations or legislation being enacted or finalized. We believe there is consensus in the industry that the costs of CO2 limits required through regulation or legislation could be substantial enough to fundamentally adversely change the cement manufacturing business.

    On June 18, 2012, the EPA published amendments to two air rules for portland cement manufacturing that were initially published on September 9, 2010. Under the proposed amendments, the compliance date was extended by two years to September 9, 2015. Both the initial rule and the amended rule may require more stringent emission limitations on mercury (Hg), total hydrocarbons (THC), hydrochloric acid (HCL), and particulate matter less than 10 microns in diameter (PM 10). The June 18, 2012 EPA proposal relaxed standards for particulate matter from 0.04 pounds of PM per ton of clinker to 0.07 pounds per ton. Our current emission levels are below the proposed limitations for mercury and THC so additional control equipment would not be required for these pollutants; however, we expect to incur increased costs for control equipment for PM 10 and HCL. There will also be additional costs if the proposal is made final for monitoring, testing, and increased maintenance labor. Initial estimated costs to comply are discussed above under "Capital Resources".

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

    On December 9, 2011 the D. C. District Circuit Court of Appeals issued its ruling on the PCA's legal challenge to the NESHAP ruling. Although the court, in its decision, expressed strong dissatisfaction with how EPA drafted the rule, it did not stay the rule. The court required the EPA to review and repropose the NESHAP rule. On June 22, 2012, the EPA proposed amendments to the rule, which among other things extended the compliance deadline to September 9, 2015 and relaxed standards for particulate matter. EPA officials anticipate that their proposal will be challenged by environmental groups, which could delay publication of the final rule which under the settlement with the PCA must be finalized by the end of December 2012.

    On September 9, 2010 the EPA published New Source Performance Standards (NSPS) for nitrous oxide (NOx), sulphur dioxide (SO2), and particulate matter (PM 10). The rule applies to new or modified sources. At this time, management does not anticipate that modifications necessitated to comply with NESHAP will trigger application of NSPS.

   Although we are not aware of any proposed or pending climate change regulations apart from the GHG controls noted above, climate change regulation could result in (1) increased energy costs, (2) a shift toward carbon neutral fuels or carbon neutral offset strategies, and (3) increased labor costs to acquire the specialized technical expertise needed to comply with the environmental regulations. Demand for our products could decrease due to increased pollution control costs reflected in the price of our products. Conversely, demand could increase as others try to meet their government environmental mandates by using concrete products known for their sustainability benefits and energy efficiency.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

   The Company invests in equity investments which are subject to market fluctuations. The Company held $23.4 million of equity securities, primarily of publicly traded entities, as of June 30, 2012. The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $2.6 million as of June 30, 2012. The remaining $20.8 million in equity investments, which are stated at fair value, are not hedged and are exposed to the risk of changing market prices. The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period unless they are securities for which the Company has not elected the fair value option. Securities carried at cost are adjusted for impairment, if conditions warrant. Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $1.2 million effect, net of deferred tax, on comprehensive income. At June 30, 2012, the Company evaluated all of its equity investments for impairment. The results of those evaluations are discussed in Note 6 of Notes to the Condensed Consolidated Financial Statements.

   The Company also has $16.8 million of bank loans as of June 30, 2012. Interest rates on the Company's term loan and line of credit are variable, subject to interest rate minimums or floors, and are based on the lender's National Prime rate  less 0.75% and lender's National Prime rate less 0.50%, respectively.

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

   There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION

Item 1.       Legal Proceedings

In 2007 Monarch self-reported potential violations pertaining to construction permitting requirements of the Kansas Department of Health and Environment (KDHE). As a result, the company has been negotiating an environmental settlement with the KDHE over the past few years. In the best interest of the KDHE and Monarch, both parties have recently agreed to the terms of a settlement. The alleged violations contained within the agreement are procedural in nature and relate to permitting activities that accompanied facility modifications, all of which occurred in the 1990s. The alleged violations did not increase emission rates at the facility or harm the environment in any manner. The terms of the settlement required the company to pay a civil penalty of $120,000 and submit an administratively complete construction permit modification, which established a combined NOx limit on the company’s kilns. The company provided data to the KDHE for review which demonstrated that Monarch has been in compliance with the new NOx emission limits over 12 consecutive calendar months and KDHE concurred with Monarch’s determination. The Consent Agreement and Final Order of the Secretary (CAO) is closed and the matter is resolved. Monarch neither admits nor denies the Findings of Fact and Conclusions of Law contained in the CAO. The Company’s manufacturing operations have always pursued excellence in environmental compliance and the health of our employees, and the Company will continue to strive to be a leader in environmental stewardship, and will remain focused on these core principles into the future.

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

Item 6.       Exhibits

31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated August 9, 2012.
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated August 9, 2012.
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company
(Registrant)

Date August 9, 2012	/s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr.
President and
Chairman of the Board
(principal executive officer)

Date August 9, 2012	/s/ Debra P. Roe
Debra P. Roe, CPA
Chief Financial Officer and
Assistant Secretary-Treasurer
(principal financial officer and
principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated August 9, 2012.
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated August 9, 2012.
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase