Form 10-Q
period 2012-09-30
MONARCH CEMENT CO
filed 2012-11-09
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-Q
____________________

(Mark One)
☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2012, or

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
YES ☐  NO ☒

As of October 22, 2012, there were 2,583,709 shares of Capital Stock, par value $2.50 per share outstanding and 1,429,925 shares of Class B Capital Stock, par value $2.50 per share outstanding.

PART I  -  FINANCIAL INFORMATION

The condensed consolidated financial statements included in this report have been prepared by our Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Our Company believes that the disclosures are adequate to make the information presented not misleading.  The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented.  Those adjustments consist only of normal, recurring adjustments.  The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Company's most recent annual report on Form 10-K filed with the Securities and Exchange Commission.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Item 1.       Financial Statements

The Monarch Cement Company and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2012 (Unaudited) and December 31, 2011

ASSETS	2012	2011
Current Assets:
Cash and cash equivalents	$949,695	$1,123,870
Restricted cash	2,570,505	-
Receivables, less allowances of $737,000 in 2012 and
$670,000 in 2011 for doubtful accounts	21,431,607	15,970,034
Inventories, priced at cost which is not in excess of market-
Finished cement	$3,898,183	$3,963,233
Work in process	2,392,447	1,353,361
Building products	4,625,137	4,236,266
Fuel, gypsum, paper sacks and other	6,717,052	6,416,618
Operating and maintenance supplies	12,183,504	11,892,887
Total inventories	$29,816,323	$27,862,365
Refundable federal and state income taxes	16,805	353,199
Deferred income taxes	750,000	750,000
Prepaid expenses	698,719	631,461
Total current assets	$56,233,654	$46,690,929
Property, Plant and Equipment, at cost, less
accumulated depreciation and depletion of $190,551,539
in 2012 and $182,427,598 in 2011	82,614,987	86,719,411
Deferred Income Taxes	15,741,410	18,416,410
Investments	22,670,650	20,026,704
Other Assets	1,535,525	1,801,356
	$178,796,226	$173,654,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,297,110	$5,451,853
Line of credit payable	5,718,954	4,844,469
Current portion of term loan	2,991,621	2,920,023
Current portion of other long-term debt	175,000	175,000
Accrued liabilities	6,117,885	7,883,704
Total current liabilities	$23,300,570	$21,275,049
Long-Term Debt	4,906,806	7,303,137
Accrued Postretirement Benefits	34,156,316	33,327,243
Accrued Pension Expense	12,754,189	13,676,003
Stockholders' Equity:
Capital Stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued and Outstanding 2,583,709
shares at 9/30/2012 and 2,569,831 shares at 12/31/2011	$6,459,273	$6,424,578
Class B Capital Stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-share basis - Authorized 10,000,000 shares, Issued and Outstanding
1,429,925 shares at 9/30/2012 and 1,443,803 shares at 12/31/2011	3,574,812	3,609,507
Additional paid-in-capital	2,485,125	2,485,125
Retained earnings	99,262,827	97,751,202
Accumulated other comprehensive loss	(8,103,692)	(12,197,034)
Total stockholders' equity	$103,678,345	$98,073,378
	$178,796,226	$173,654,810

See accompanying Notes to the Condensed Consolidated Financial Statements

The Monarch Cement Company and Subsidiaries
Condensed Consolidated Statements of Income (Loss) and Retained Earnings
For the Three Months and the Nine Months Ended September 30, 2012 and 2011 (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
NET SALES	$42,261,929	$38,565,133	$111,425,525	$87,359,985
COST OF SALES	38,640,601	32,705,513	98,829,838	80,997,816
Gross profit from operations	$3,621,328	$5,859,620	$12,595,687	$6,362,169
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	4,093,926	3,865,048	12,025,693	11,719,748
Income (loss) from operations	$(472,598)	$1,994,572	$569,994	$(5,357,579)
OTHER INCOME (EXPENSE):
Interest income	$29,117	$46,583	$86,989	$127,222
Interest expense	(121,962)	(159,071)	(359,659)	(380,048)
Gain on sale of equity investments	3,605,597	-	4,173,141	5,197,438
Loss on impairment of equity investments	-	(415,287)	-	(415,287)
Dividend income	19,014	100,073	44,801	207,256
Other, net	76,206	(83,214)	142,630	174,141
	$3,607,972	$(510,916)	$4,087,902	$4,910,722

Income (loss) before taxes	$3,135,374	$1,483,656	$4,657,896	$(446,857)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	875,000	415,000	1,300,000	(125,000)

NET INCOME (LOSS)	$2,260,374	$1,068,656	$3,357,896	$(321,857)

RETAINED EARNINGS, beg. of period	97,925,589	97,939,977	97,751,202	102,270,564
Less cash dividends	923,136	926,984	1,846,271	1,874,301
Less purchase and retirement of capital stock	-	241,312	-	2,234,069
RETAINED EARNINGS, end of period	$99,262,827	$97,840,337	$99,262,827	$97,840,337
Basic earnings (losses) per share	$0.56	$0.27	$0.84	$(0.08)
Cash dividends per share	$0.23	$0.23	$0.46	$0.46

Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three Months and the Nine Months Ended September 30, 2012 and 2011 (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
NET INCOME (LOSS)	$2,260,374	$1,068,656	$3,357,896	$(321,857)
UNREALIZED APPRECIATION (DEPRECIATION)
ON AVAILABLE FOR SALE SECURITIES (Net
of deferred tax expense (benefit) of $1,836,000,
$(2,032,000), $3,776,000, and $(800,000), respectively	2,759,597	(3,043,287)	5,667,141	(1,197,849)
RECLASSIFICATION ADJUSTMENT FOR
SALE OF SECURITIES INCLUDED IN
NET INCOME (LOSS) (Net of deferred
tax (benefit) expense of $1,440,000, $0,
$1,668,000, and $2,080,000, respectively)	(2,165,597)	-	(2,505,141)	(3,117,438)
RECLASSIFICATION ADJUSTMENT FOR
WRITE-DOWN OF SECURITIES INCLUDED
IN NET INCOME (LOSS) (Net of deferred
tax (benefit) expense of $0, $(168,000),
$0, and $(168,000), respectively)	-	247,287	-	247,287
MINIMUM PENSION LIABILITY (Net of deferred tax
expense of $135,000, $0, $403,000, and $0, respectively)	200,944	-	604,323	-
POSTRETIREMENT LIABILITY (Net of deferred tax
expense of $74,000, $0, $218,000, and $0, respectively)	110,969	-	327,019	-
COMPREHENSIVE INCOME (LOSS)	$3,166,287	$(1,727,344)	$7,451,238	$(4,389,857)

See accompanying Notes to the Condensed Consolidated Financial Statements

The Monarch Cement Company And Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)
	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$3,357,896	$(321,857)
Adjustments to reconcile net income (loss) to
net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	8,906,107	8,553,737
Deferred income taxes	(54,000)	758,300
Gain on disposal of assets	(52,225)	(250,501)
Realized gain on sale of equity investments	(4,173,141)	(5,197,438)
Realized loss on impairment of equity investments	-	415,287
Postretirement benefits and pension expense	1,459,601	1,698,305
Change in assets and liabilities:
Receivables, net	(5,461,573)	(5,794,228)
Inventories	(1,953,958)	2,979,281
Refundable income taxes	336,394	(1,135,677)
Prepaid expenses	(67,258)	(925,177)
Other assets	46,376	2,250
Accounts payable and accrued liabilities	2,922,848	454,034
Net cash provided by operating activities	$5,267,067	$1,236,316

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$(4,592,850)	$(5,601,076)
Proceeds from disposals of property, plant and equipment	65,709	287,924
Payment for acquisition of business, net of cash acquired	-	(534,392)
Payment for purchases of equity investments	-	(2,389,924)
Proceeds from disposals of equity investments	6,799,194	7,878,129
Decrease in short-term investments, net	-	(10,166)
Net cash provided by (used for) investing activities	$2,272,053	$(369,505)

FINANCING ACTIVITIES:
Increase in line of credit, net	$874,486	$6,388,069
Payments on bank loans	(2,178,255)	(2,238,756)
Payments on other long-term debt	(146,478)	(581,401)
Net increase in restricted cash	(2,570,505)	-
Cash dividends paid	(3,692,543)	(3,720,289)
Purchase of capital stock	-	(2,483,069)
Net cash used for financing activities	$(7,713,295)	$(2,635,446)

Net decrease in cash and cash equivalents	$(174,175)	$(1,768,635)
Cash and Cash Equivalents, beginning of year	1,123,870	2,695,267
Cash and Cash Equivalents, end of period	$949,695	$926,632

Supplemental disclosures:
Interest paid, net of amount capitalized	$359,659	$380,048
Income taxes paid, net of refunds	$1,017,606	$385,527
Capital equipment additions included in accounts payable	$89,126	$75,823
Non-cash investing activities:
Issuance of 105,750 shares of capital stock
related to acquisition of business	$-	$2,749,500
Note payable related to acquisition of business	$-	$927,443

See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011 (Unaudited), and December 31, 2011

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

2.	Certain reclassifications have been made to the 2011 financial statements to conform to the current year presentation. These reclassifications had no effect on net earnings.

3.
During the economic downturn we substantially reduced our workforce in the construction contract division keeping primarily key personnel on staff. In 2012, we significantly increased the number of construction contracts we were awarded, requiring a larger skilled workforce than we had in place. Finding the personnel with the needed skills proved challenging at best, requiring additional training of new personnel and, in some cases, contracting out work we had intended to perform in house in an attempt to meet construction deadlines. These factors resulted in cost overruns and gross profit declines in our Ready Mixed Concrete Business during the third quarter and the nine months ending September 30, 2012. As a result of the change in estimate in construction contracts, a loss of $2.7 million was recorded during the third quarter of 2012.

4.
In February 2012, the Company entered into a new secured credit agreement with its current lender, BOKF, NA dba Bank of Oklahoma which consists of an approximately $9.0 million term loan maturing December 31, 2014 and a line of credit which permits revolving borrowings and letters of credit up to an aggregate of $15.0 million maturing December 31, 2012. In the credit agreement, the Company pledged its investment account held at BOKF, NA, receivable accounts and inventory as collateral for the term loan and revolving line of credit. During the third quarter of 2012, the Company sold some of the equity securities in its pledged investment account and the proceeds which were still in the settlement process at the end of September 2012 are shown as restricted cash since the withdrawal of the proceeds of the sale of any equity securities from the pledged investment account must be used to reduce the obligations of the Company to the lender per the terms of the secured credit agreement.

5.
Our Company groups its operations into two lines of business - Cement Business and Ready-Mixed Concrete Business. The "Cement Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products, precast concrete construction, and sundry building materials business. Our Ready-Mixed Concrete Business includes precast concrete construction which involves short-term and long-term contracts. Short-term contracts for specific projects are generally of three to six months in duration. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Revenues for these contracts are recognized under the percentage of completion method of accounting using cost-to-cost measures. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Full provision is made for any anticipated losses. The majority of the long-term contracts will allow only scheduled billings and contain retainage provisions under which 5% to 10% of the contract invoicing may be withheld by the customer pending project completion. As of September 30, 2012, the amount of billed retainage which is included in accounts receivable was approximately $225,000, all of which is expected to be collected within one year. The amount of billed retainage which was included in accounts receivable at December 31, 2011 was approximately $129,000. The amount of unbilled revenue in accounts receivable was approximately $2,596,000 and $802,000 at September 30, 2012 and December 31, 2011, respectively. Unbilled revenue contained approximately $349,000 and $125,000 of not-currently-billable retainage at September 30, 2012 and December 31, 2011, respectively, which is expected to be collected within one year.

6.
As of September 30, 2012, the amount of accounts payable related to property, plant and equipment was $89,126 compared to $86,264 as of December 31, 2011.

Depreciation, depletion and amortization related to manufacturing operations are recorded in Cost of Sales, those related to general operations are recorded in Selling, General and Administrative Expenses, and those related to non-operational activities are in Other, net on the Condensed Consolidated Statements of Income (Loss) and Retained Earnings.

7.
We did not incur any temporary LIFO (last in first out) liquidation gain for the nine months or the three months ended September 30, 2012. During the nine months and the three months ended September 30, 2011, we incurred a $1.0 million temporary LIFO  liquidation gain due to reductions in finished cement and work in process inventory which was restored by the end of 2011. The temporary LIFO liquidation gains were deferred as a component of accrued liabilities.

8.
Corporate assets for 2012 and 2011 include cash and cash equivalents, restricted cash, deferred income taxes, refundable income taxes, investments and other assets. Following is a summary of the Company's business segment results for the periods indicated:

	Cement Business	Ready-Mixed Concrete Business	Adjustments and Eliminations	Consolidated
For the Three Months Ended 9/30/12
Sales to unaffiliated customers	$16,076,718	$26,185,211	$-	$42,261,929
Intersegment sales	5,171,929	4,563	(5,176,492)	-
Total net sales	$21,248,647	$26,189,774	$(5,176,492)	$42,261,929
Income (loss) from operations	$3,111,254	$(3,583,852)		$(472,598)
Other income, net				3,607,972
Income before income taxes				$3,135,374
Capital Expenditures	$1,029,625	$539,274		$1,568,899

For the Three Months Ended 9/30/11
Sales to unaffiliated customers	$15,486,311	$23,078,822	$-	$38,565,133
Intersegment sales	4,703,184	147	(4,703,331)	-
Total net sales	$20,189,495	$23,078,969	$(4,703,331)	$38,565,133
Income from operations	$1,300,879	$693,693		$1,994,572
Other expense, net				$(510,916)
Income before income taxes				$1,483,656
Capital Expenditures	$1,317,402	$1,820,450		$3,137,852

	Cement Business	Ready-Mixed Business	Adjustments Eliminations	Consolidated
For the Nine Months Ended 9/30/12
Sales to unaffiliated customers	$39,088,091	$72,337,434	$-	$111,425,525
Intersegment sales	14,341,367	4,563	(14,345,930)	-
Total net sales	$53,429,458	$72,341,997	$(14,345,930)	$111,425,525
Income (loss) from operations	$5,397,900	$(4,827,906)		$569,994
Other income, net				4,087,902
Income before income taxes				$4,657,896
Capital Expenditures	$2,719,271	$1,876,441		$4,595,712

For the Nine Months Ended 9/30/11
Sales to unaffiliated customers	$34,483,956	$52,876,029	$-	$87,359,985
Intersegment sales	10,614,907	147	(10,615,054)	-
Total net sales	$45,098,863	$52,876,176	$(10,615,054)	$87,359,985
Loss from operations	$(2,284,628)	$(3,072,951)		$(5,357,579)
Other income, net				4,910,722
Loss before income taxes				$(446,857)
Capital Expenditures	$2,665,445	$2,998,959		$5,664,404

Balance as of 9/30/12
Identifiable Assets	$86,333,786	$48,227,850	$134,561,636
Corporate Assets			44,234,590
			$178,796,226

Balance as of 12/31/11
Identifiable Assets	$84,843,017	$46,340,254	$131,183,271
Corporate Assets			42,471,539
			$173,654,810

9.
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

Cash, restricted cash and cash equivalents have carrying values that approximate fair value using level 1 prices. Receivables, accounts payable and long-term debt have carrying values that approximate fair values using level 2 inputs. Equity securities for which the Company has no immediate plan to sell but that may be sold in the future are classified as available for sale.  If the fair value of the equity security is readily determinable, it is carried at fair value and unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Realized gains and losses, based on the specifically identified cost of the security, are included in net income (loss). The Company's valuation techniques used to measure the fair value of its marketable equity securities were derived from quoted prices in active markets for identical assets (level 1 prices). Equity securities whose fair value is not readily determinable are carried at cost unless the Company is aware of significant adverse effects which have impaired the investments. Investments that are recorded at cost are evaluated quarterly for events that may adversely impact their carrying value.

The aggregate amount of equity securities carried at cost, for which the Company has not elected the fair value option, was $2.6 million as of September 30, 2012.  The remaining $20.1 million in equity security investments are stated at fair value. As of December 31, 2011, the aggregate amount of equity securities carried at cost was $2.6 million and the remaining $17.4 million in equity security investments were stated at fair value. The following table presents the fair value of the Company's available-for-sale equity securities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011:

		Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
September 30, 2012:		Assets	Inputs	Input
Assets:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale equity securities
Cement industry	$9,904,744	$9,904,744	$-	$-
General building materials industry	5,226,177	5,226,177	-	-
Oil and gas refining and marketing industry	4,920,825	4,920,825	-	-
Total assets measured at fair value	$20,051,746	$20,051,746	$-	$-

December 31, 2011:
Assets:
Available-for-sale equity securities
Cement industry	$8,750,156	$8,750,156	$-	$-
General building materials industry	4,583,882	4,583,882	-	-
Oil and gas refining and marketing industry	3,631,747	3,631,747	-	-
Residential construction industry	442,015	442,015	-	-
Total assets measured at fair value	$17,407,800	$17,407,800	$-	$-

There were no transfers between levels and there were no significant changes in the valuation techniques during the period ended September 30, 2012. No reconciliation (roll forward) of the beginning and ending balances for Level 3 is presented since the Company does not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either of the dates reported in the table above.  The Company has no liabilities at either date requiring remeasurement to fair value on a recurring basis in the balance sheet. The Company has no additional assets or liabilities at either date requiring remeasurement to fair value on a non-recurring basis in the balance sheet.

The following table shows the unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual trade lots of securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011:

Available-for-sale equity securities	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
September 30, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Cement industry	$-	$-	$14,000	$4,116	$14,000	$4,116
Total	$-	$-	$14,000	$4,116	$14,000	$4,116

December 31, 2011
Cement industry	$517,188	$53,352	$12,900	$5,216	$530,088	$58,568
Residential construction
industry	-	-	6,310	4,413	6,310	4,413
Total	$517,188	$53,352	$19,210	$9,629	$536,398	$62,981

The Company owns stock in two privately-owned companies accounted for by the cost method; one in the brick industry and the other in the ethanol production industry. These investments were evaluated at September 30, 2012 and December 31, 2011 for impairment. The evaluations of the ethanol production industry investment for each period's impairment analysis were based on the specific identification of shares held and quoted prices in markets that are not active (level 2 inputs) and no impairments were identified. Since there is not an active market for the brick industry investment, the Company relied on a discounted future net cash flow valuation (level 3 inputs) of the issuer for each period's impairment analysis to determine if the average cost of shares were impaired and no impairment was identified. As a result of those evaluations, the Company does not consider these cost-method investments to be impaired at September 30, 2012 or December 31, 2011.

September 30, 2012 Impairment Analysis - - The Company's investments in available-for-sale equity securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each investment to market price. As a result of these evaluations, the Company did not identify any other-than-temporary impairments in investments which would have resulted in a recognized loss in earnings of equity investments. The Company did identify some specific investments in available-for-sale equity securities that were not other-than-temporarily impaired resulting in the recognition of unrealized losses (see table above). These unrealized losses relate to investments in the common stock of one company in the cement industry. When the Company evaluated impairment by comparing the specifically identified cost of the investment to market price as of October 22, 2012, the cement industry security had recovered 36% of its temporary impairment. The Company evaluated the near-term prospects in relation to the severity of the impairment and the duration of the impairment. Based on that evaluation, the Company does not consider the investment to be other-than-temporarily impaired at September 30, 2012.

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

Investment Results - - The investment results for September 30, 2012 and December 31, 2011 are as follows:

	Amortized	Gross Unrealized		Fair
September 30, 2012	Cost	Gains	Losses	Value
Available for sale equity securities
Cement industry	$4,190,000	$5,710,000	$-	$9,900,000
General building materials industry	3,600,000	1,630,000	-	5,230,000
Oil and gas refining and marketing industry	470,000	4,450,000	-	4,920,000
Total available for sale equity securities	$8,260,000	$11,790,000	$-	$20,050,000
Less: Deferred taxes on unrealized holding gains		4,716,000
Unrealized gains recorded in equity, net of deferred tax		$7,074,000

December 31, 2011
Available for sale equity securities
Cement industry	$5,985,000	$2,765,000	$-	$8,750,000
General building materials industry	3,819,000	765,000	-	4,584,000
Oil and gas refining and marketing industry	782,000	2,850,000	-	3,632,000
Residential construction industry	302,000	140,000	-	442,000
Total available for sale equity securities	$10,888,000	$6,520,000	$-	$17,408,000
Less: Deferred taxes on unrealized holding gains		2,608,000
Unrealized gains recorded in equity, net of deferred tax		$3,912,000

Investment-related cash flow information for September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Proceeds from sale of equity securities	$6,799,194	$8,287,182
Realized gain on equity securities	$4,173,141	$5,051,406
Realized losses due to other-than-temporary
impairment of equity securities	$-	$(415,287)

10.
The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the nine months ended September 30, 2012 and 2011:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$599,157	$563,751	$525,497	$460,698
Interest cost	1,482,084	1,515,529	1,303,031	1,308,683
Less: Expected return on plan assets	1,560,578	1,452,826	-	-
Amortization of prior service cost	81,557	82,484	(38,444)	(38,064)
Recognized net actuarial loss	925,766	684,742	-	-
Unrecognized net loss	-	-	583,463	510,656
Net periodic expense	$1,527,986	$1,393,680	$2,373,547	$2,241,973

The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the three months ended September 30, 2012 and 2011:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$199,719	$187,917	$173,433	$153,566
Interest cost	494,028	505,176	430,047	436,228
Less: Expected return on plan assets	520,193	484,275	-	-
Amortization of prior service cost	27,186	27,495	(12,688)	(12,688)
Recognized net actuarial loss	308,589	228,247	-	-
Unrecognized net loss	-	-	192,563	170,218
Net periodic expense	$509,329	$464,560	$783,355	$747,324

As previously disclosed in our financial statements for the year ended December 31, 2011, Monarch expects to contribute approximately $3,510,000 to the pension fund in 2012. As of September 30, 2012, we have contributed approximately $1,442,000 to the fund and anticipate contributing approximately an additional $2,068,000 to this plan in 2012 for a total of $3,510,000.

The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets. As previously disclosed in our financial statements for the year ended December 31, 2011, Monarch expects expenditures of approximately $1,600,000 for this plan in 2012. As of September 30, 2012, we have contributed approximately $999,000 and anticipate contributing approximately an additional $601,000 to this plan in 2012 for a total of $1,600,000.

11.	Other, net contains miscellaneous nonoperating income (expense) items other than interest income, interest expense, gains on sale of equity investments and dividend income.

12.
Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,013,634 in the first nine months and third quarter of 2012. The weighted average number of shares outstanding was 4,039,438 and 4,026,393 in the first nine months and third quarter of 2011, respectively. The Company has no capital stock equivalents and therefore, does not report diluted earnings per share.

13.
The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2009. The Company believes it is not subject to any significant tax risk.  The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any significant interest expenses recognized during the nine months ended September 30, 2012 or September 30, 2011.

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

   The Portland Cement Association (PCA) has adjusted its cement consumption forecast upward as a result of stronger than expected job creation and the beginning of a construction industry recovery. Their recently released 2012 state forecasts indicated the Midwest region of the United States will lead cement consumption recovery with an annual growth of 5.6% this year and indicates the region is well positioned to be the forerunner for construction recovery. The PCA expects annual cement consumption growth in 46 of the 50 states in 2012. The mild winter allowed most states to show dramatic improvement over 2011 demand levels. However, as the year progresses, growth rates are expected to level off. The PCA cautions there is a high political risk attached to its baseline forecast since the forecast assumes Congressional actions to avert the "fiscal cliff". Tax increases of $400 billion, coupled with $200 billion in federal spending cuts, are scheduled by law to commence in January 2013, referred to as the fiscal cliff.  The PCA is concerned that, given the fragile state of the economy, inaction could prompt a recession and have a negative impact on the construction industry. However, the PCA considers a Congressional impasse the least likely outcome of the "fiscal cliff" issue. No assurances can be given with respect to the PCA's forecasts or the likelihood of the fiscal cliff being averted.

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

RESULTS OF OPERATIONS - THIRD QUARTER OF 2012 COMPARED TO THIRD QUARTER OF 2011

Consolidated net sales, for the three months ended September 30, 2012, increased by $3.7 million when compared to the three months ended September 30, 2011. Sales in our Cement Business increased $0.6 million and sales in our Ready-Mixed Concrete Business increased $3.1 million. Cement Business sales increased $0.5 million due to a 3.3% increase in volume sold and $0.1 million due to price increases. Ready-Mixed Concrete Business sales increased primarily due to a $2.6 million increase in construction contract sales. In addition, ready-mixed concrete sales increased $1.2 million due to a 7.5% increase in cubic yards sold which was slightly offset by $0.1 million due to price decreases. Brick, block, aggregates and other sundry items sales decreased $0.6 million.

Consolidated cost of sales, for the three months ended September 30, 2012, increased by $5.9 million when compared to the three months ended September 30, 2011. Cost of sales in our Cement Business decreased $1.1 million and cost of sales in our Ready-Mixed Concrete Business increased $7.0 million. Cement Business cost of sales increased $0.4 million due to the 3.3% increase in volume sold which was more than offset by a $1.5 million decrease related to lower production costs. Ready-Mixed Concrete Business cost of sales increased primarily due to a $5.7 million increase in construction contract costs. Ready-mixed concrete cost of sales increased $1.1 million due to the 7.5% increase in cubic yards of ready-mixed concrete sold and $1.1 million due to  increases in production and delivery costs. These increases were partially offset by a $0.9 million decrease in brick, block, aggregates and other sundry item costs.

As a result of the above sales and cost of sales factors, our overall gross profit rate decreased  from 15.2% for the three months ended September 30, 2011 to 8.6% for the three months ended September 30, 2012. This decline was driven by the decline in the gross profit rate for the Ready-Mixed Concrete Business which dropped from 11.5% for the three months ended September 30, 2011 to (5.0)% for the three months ended September 30, 2012 primarily as a result of the losses in the construction contract division in 2012. During the economic downturn we substantially reduced our workforce in the construction contract division keeping primarily key personnel on staff. In 2012, we significantly increased the number of construction contracts we were awarded, requiring a larger skilled workforce than we had in place. Finding the personnel with the needed skills proved challenging at best, requiring additional training of new personnel and, in some cases, contracting out work we had intended to perform in house in an attempt to meet construction deadlines. These factors resulted in cost overruns and a gross loss from operations in our Ready Mixed Concrete Business. The gross profit rate for the Cement Business improved from 20.7% for the three months ended September 30, 2011 to 30.6% for the three months ended September 30, 2012 which reflects the improvement in overall sales volume combined with efficiencies of  higher production levels in 2012.

Gain on sale of equity investments was $3.6 million for the three months ended September 30, 2012 while no equity investments were sold in the three months ended September 30, 2011. The Company recorded $0.4 million in impairment loss on equity investments due to impairments that were other-than-temporary for the three months ended September 30, 2011 while none were recorded in 2012. The impairment loss in 2011 was for investments in the general building materials industry.

    The effective tax rates for the three months ended September 30, 2012 and 2011 were 27.9% and 28.0%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates.

RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 2012 COMPARED TO THE FIRST NINE MONTHS OF 2011

    Consolidated net sales, for the nine months ended September 30, 2012, increased by $24.1 million when compared to the nine months ended September 30, 2011.  Sales in our Cement Business increased $4.6 million and sales in our Ready-Mixed Concrete Business increased $19.5 million. Cement Business sales increased $4.5 million primarily due to a 13.1% increase in volume sold and $0.1 million due to price increases. Ready-Mixed Concrete Business sales increased primarily due to a $6.0 million increase in construction contract sales. In addition, ready-mixed concrete sales increased $12.4 million due to a 35.4% increase in cubic yards sold and $0.7 million due to price increases. An  additional increase of $0.4 million was the result of brick, block, aggregates and other sundry items sales improvements.

Consolidated cost of sales, for the nine months ended September 30, 2012, increased by $17.8 million when compared to the nine months ended September 30, 2011.  Cost of sales in our Cement Business decreased $2.9 million and cost of sales in our Ready-Mixed Concrete Business increased $20.7 million. Cement Business cost of sales increased $4.1 million due to the 13.1% increase in volume sold which was more than offset by a $7.0 million decrease related to lower production costs for the nine months ended September 30, 2012 when compared to the same period in 2011 primarily resulting from the efficiencies of higher production levels. Ready-Mixed Concrete Business cost of sales increased primarily due to an $8.6 million increase in construction contract costs. Ready-mixed concrete cost of sales increased  $12.0 million due to the 35.4% increase in cubic yards of ready-mixed concrete sold. A slight increase in cost of sales was the result of a $0.1 million increase in brick, block, aggregates and other sundry item costs.

Our overall gross profit rate improved from 7.3% for the nine months ended September 30, 2011 to 11.3% for the nine months ended September 30, 2012. The gross profit rate for the Cement Business increased from 9.7% for the nine months ended September 30, 2011 to 27.7% for the nine months ended September 30, 2012 and is reflective of the improvement in overall sales volume combined with efficiencies of higher production levels in 2012. The gross profit rate for the Ready-Mixed Concrete Business declined from 5.7% for the nine months ended September 30, 2011 to 2.4% for the nine months ended September 30, 2012. This decline in the Ready-Mixed Concrete Business was primarily driven by the losses in the construction contract division in 2012. For a discussion of these losses, see the gross profit paragraph above in "Results of Operations - Third Quarter of 2012 compared to Third Quarter of 2011".

Gain on sale of equity investments decreased by $1.0 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to the significantly lower volume of shares sold in the first nine months of 2012 as compared to the same period in 2011. The Company recorded $0.4 million in impairment loss on equity investments due to impairments that were other-than-temporary for the first nine months ended September 30, 2011 while none were recorded in 2012. The impairment loss in 2011 was for investments in the general building materials industry.

The effective tax rates for the nine months ended September 30, 2012 and 2011 were 27.9% and 28.0%, respectively.  The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion, domestic production activities deduction and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates.

LIQUIDITY

    Restricted cash contains $2.6 million of proceeds from the sale of pledged investment account equity securities which much be used to reduce our obligations to BOKF, NA dba Bank of Oklahoma per the covenants in our loan agreement. For a discussion of this agreement and its terms, see the paragraph below under "Liquidity" that discusses the agreement entered into on February 3, 2012.

    The Company considers all liquid investments with original maturities of three months or less which we do not intend to roll over beyond three months to be cash equivalents. At September 30, 2012 and December 31, 2011, cash equivalents consisted primarily of money market investments and repurchase agreements with various banks. The FDIC, through the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), has permanently raised the standard maximum deposit insurance amount (SMDIA) to fully guarantee all deposit accounts up to $250,000. In addition, the FDIC has adopted section 343 of the Dodd-Frank Act, effective December 31, 2010, which provides for unlimited deposit insurance for noninterest-bearing transaction accounts for two years starting December 31, 2010. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC's general deposit insurance rules.

    We are able to meet our cash needs primarily from a combination of operations, the sale of equity investments and bank loans.

    Operating activities provided $5.3 million and $1.2 million during the nine months ended September 30, 2012 and September 30, 2011, respectively. The $4.0 million increase in cash provided during 2012 over the corresponding period of 2011 is reflective of the improvement in overall sales volume combined with improvements in gross profit margins in 2012. The positive cash flow from operating activities generated during 2012 was also driven by the favorable changes in refundable income taxes, accounts payable and accrued liabilities partially offset by unfavorable changes in receivables and inventories. Net income included realized gains of $4.2 million and $4.8 million for 2012 and 2011, respectively, from the disposal of available-for-sale equity securities net of any realized losses on impairment of equity securities. These equity securities gains are not indicative of the operating margins for the periods. The cash provided by operating activities during 2011 was driven by favorable changes in inventories, accounts payable and accrued liabilities and unfavorable changes in refundable income taxes, receivables, and prepaid expenses.

    Investing activities provided $2.3 million and used $0.4 million during the first nine months of 2012 and 2011, respectively. The difference between the two periods is primarily related to the $1.3 million increase in proceeds, net of purchases, from the sale of available-for-sale equity investments and the $1.5 million decline in cash used for the acquisition of business and property, plant and equipment during the nine months ended September 30, 2012 from the same period in 2011.

Financing activities used $7.7 million and $2.6 million during the first nine months of 2012 and 2011, respectively. The difference between the two periods is primarily due to the changes in the line of credit balance, restricted cash, and capital stock purchases. The line of credit was used to cover operating expenses and for capital expenditures. Restricted cash for the nine months ended September 30, 2012 consists of proceeds from the sale of equity securities in our pledged investment account still in the settlement process. These proceeds must be used to reduce the obligations of the Company to BOKF, NA dba Bank of Oklahoma per the covenants in our loan agreement. For a discussion of this agreement and its terms, see the paragraph below under "Liquidity" that discusses the agreement entered into on February 3, 2012. During 2011 $2.5 million of capital stock was purchased while none was purchased in 2012.

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

    On December 31, 2011, Monarch entered into an amendment to the loan agreement with its current lender, BOKF, NA dba Bank of Oklahoma, to renew and modify the terms of Monarch's term loan and revolving line of credit. Interest rates on the line of credit and term loan remained unchanged from the prior agreement with the lender. The credit commitment consisted of a $17.8 million term loan maturing December 31, 2014 and a $15.0 million line of credit maturing February 3, 2012. In February 2012, the Company entered into a new credit agreement with its current lender, BOKF, NA dba Bank of Oklahoma, which amended and restated its existing credit agreement. The new agreement provides for a secured credit commitment consisting of an approximately $9.0 million term loan maturing December 31, 2014 and a line of credit which permits revolving borrowings and letters of credit up to an aggregate of $15.0 million maturing December 31, 2012. Interest rates on the Company's line of credit are variable and are based on the lender's prime rate less 0.50% with a 3.50% interest rate minimum or floor. Interest rates on the Company's term loan are variable and based on the lender's prime rate less 0.75% with a 3.00% interest rate minimum or floor. The new agreement requires the Company to pledge the investment account held at BOKF, NA, receivable accounts and inventory to BOKF, NA dba Bank of Oklahoma as collateral for the term loan and revolving line of credit. The carrying value of receivables, inventory, and the investment account pledged as collateral was $21.4 million, $29.8 million, and $20.0 million, respectively as of September 30, 2012. Withdrawal of the proceeds of the sale of any equity securities from the pledged investment account must be used to reduce the obligations of the Company to the lender. The agreement contains a financial covenant requiring the Company, as of the end of each fiscal quarter, to maintain a minimum tangible net worth before accumulated other comprehensive income of $95.0 million and a minimum tangible net worth after accumulated other comprehensive income of $85.0 million. In addition, the agreement prohibits cash outlays for business acquisitions and the purchase of the Company's capital stock and restricts cash dividends and capital expenditures in any fiscal year to a maximum of $3.8 million and $11.5 million, respectively. The Company was in compliance with these requirements at the end of the third quarter of 2012.

As of September 30, 2012, we had $6.9 million outstanding on the term loan and $5.7 million outstanding on the line of credit leaving a balance available on the line of credit of $9.3 million. The annual weighted average interest rate we paid on the term loan during the third quarter and first nine months of 2012 and 2011 was 3.25%. The annual weighted average interest rate we paid on the line of credit during the third quarter and first nine months of 2012 and 2011 was 3.50%. As of September 30, 2012, the applicable interest rate was 3.25% on the term loan and 3.50% on the line of credit. The term loan, which originated in 2000, was used to help finance the expansion project at our cement manufacturing facility. The line of credit is used to cover operating expenses primarily during the first half of the year when we build inventory due to the seasonality of our business and for capital expenditures. Our Board of Directors has given management the authority to borrow a maximum of $50 million. We are currently in discussions with several banking institutions to provide financing for our National Emission Standard for Hazardous Air Pollutants (NESHAP) capital expenditures and replacement of our line of credit. No assurances can be given that we will be able to obtain this financing on favorable terms, if at all.

The Company has capital improvement projects in the planning and design phases in addition to projects already in progress. For discussion of these projects, see "Capital Resources" below. We anticipate 2012 capital expenditures will approximate 2011 levels and we do not anticipate the need for bank financing in addition to that available under the existing line of credit.

For several years the Company has paid a dividend in January, March, June and September. At the August 2012 Board of Directors' meeting, the Board declared a dividend of $0.23 per share, payable in September. Under the terms and conditions of our new credit agreement, the Company's ability to pay dividends is subject to its satisfaction of the requirements to maintain a minimum tangible net worth after accumulated other comprehensive income of $85.0 million, maintain a minimum tangible net worth before accumulated other comprehensive income of $95.0 million, and restrict cash dividends in any fiscal year to a maximum of $3.8 million. The requirements could impact the Company's ability to pay and the size of dividends in the future. Although dividends are declared at the Board's discretion and could be impacted by the requirements of the Company's loan agreement, we project future earnings will support the continued payment of dividends at the current level.

The Company was required to make a pension contribution for 2011. The Company's contribution was approximately $3.2 million. No estimates of required pension payments have been scheduled beyond 2012. Based on the pension laws currently in effect, any resulting increases in minimum funding requirements could cause a negative impact to our liquidity. See Note 10 of Notes to the Condensed Consolidated Financial Statements for disclosures about 2012 pension contributions.

FINANCIAL CONDITION

Total assets as of  September 30, 2012 were $178.8 million, an increase of $5.1 million since December 31, 2011. The $5.5 million increase in receivables was primarily due to a $1.8 million increase in unbilled revenue in accounts receivable and increases resulting from $2.8 million higher sales in the month of  September 2012 compared to the month of December 2011. From year-to-year the weather conditions in these two months can vary significantly which impacts sales and resulting receivables at month-end. Increases in receivables and inventory are common during the first nine months of the year due to the seasonality of our business (see"Seasonality" below). Total inventories increased $2.0 million primarily due to increases in work-in-process and building products of $1.0 million and $0.4 million, respectively. Investments increased $2.6 million despite the sale of available-for-sale equity securities primarily due to the increase in the fair value of remaining equities held. Deferred Income Taxes asset declined $2.7 million primarily as a result of the increase in investments.

Higher production levels in the Cement Business and increased contract sales activity in the Ready-Mixed Concrete Business equally contributed to a $2.8 million increase in accounts payable from December 31, 2011 to September 20, 2012. Accrued liabilities decreased from December 31, 2011 to September 30, 2012 by $1.8 million primarily due to a decrease in cash dividends liability due to the timing of when dividends are declared and paid.

Indebtedness decreased $1.5 million during the first nine months of 2012 primarily due to payments on the Company's term loan.

Unrealized holding gain, net of deferred tax, which is included in accumulated other comprehensive loss, increased by $3.2 million during the first nine months of 2012 primarily due to higher market prices of available-for-sale equity securities.

CAPITAL RESOURCES

    The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Capital expenditures during the first nine months of 2012 included $2.7 million related to the Cement Business and $1.9 million related to the Ready-Mixed Concrete Business and included primarily routine equipment purchases. During the first nine months of 2012, cash expenditures for property, plant and equipment totaled approximately $4.6 million, excluding the amounts that are included in accounts payable.

   The Company does not currently meet certain emission limitations included in the latest regulations issued by the EPA. For discussion on the regulations, see NESHAP discussed below under "Environmental Regulations". To comply with these new regulations, the Company will need to install additional pollution control equipment in its Cement Business. There is no proven technology that enables us to give 100% assurance that we can reach the limits required by the new regulations; however, we feel compliance is possible at our modern facility through the installation of additional pollution control equipment. We plan to use a step approach, beginning with the installation of additional dust collectors on one of our two kilns. Once they are installed, we will test for compliance to determine if other pollution control equipment is needed. If we are not in compliance, we will continue to install pollution control equipment, testing for compliance after each installation, until our emissions are within limits. Once we have successfully modified one kiln to meet the new emission standards, we will proceed with our second kiln. We have also initiated plans to modify our roller mill and related equipment at an estimated cost of $7.0 million dollars. Supplemental equipment (and estimated cost) which may be required includes additional dust collectors on both kilns ($3.7 million), upgraded dust collectors on both clinker coolers ($4.0 million), hydrated lime injection system ($0.4 million), and a chloride by-pass system ($7.0 million). To date, we have expended $5.4 million towards these projects related to NESHAP compliance. Cost estimates will be updated as the modifications are engineered and priced for our facility. We are hopeful that we can comply with the new regulations without having to install a chloride by-pass system. Under proposed amendments to two 2010 air rules for portland cement manufacturing, we have until September 2015 to comply and may be able to get a one year extension if we have shown continuous progress toward becoming compliant.

   NESHAP regulations also require us to install analyzers capable of continuously monitoring certain pollutants. We are partnering with an analyzer manufacturer to assist in the development of the required technology and estimate we will spend approximately $1.0 million for these analyzers.

   The Company plans to invest in other miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business in 2012. These expenditures, plus the ones discussed in the above paragraphs related to NESHAP compliance, are expected to reach approximately $8.0 million during 2012 and will be funded with a mixture of cash from operations and temporary bank loans. We do not anticipate the need for additional bank financing beyond the amount available through our existing revolving line of credit.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

   The Company invests in equity investments which are subject to market fluctuations. The Company held $22.7 million of equity securities, primarily of publicly traded entities, as of September 30, 2012. The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $2.6 million as of September 30, 2012. The remaining $20.1 million in equity investments, which are stated at fair value, are not hedged and are exposed to the risk of changing market prices. The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period unless they are securities for which the Company has not elected the fair value option. Securities carried at cost are adjusted for impairment, if conditions warrant. Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $1.2 million effect, net of deferred tax, on comprehensive income. At September 30, 2012, the Company evaluated all of its equity investments for impairment. The results of those evaluations are discussed in Note 9 of Notes to the Condensed Consolidated Financial Statements.

   The Company also has $12.6 million of bank loans as of September 30, 2012. Interest rates on the Company's term loan and line of credit are variable, subject to interest rate minimums or floors, and are based on the lender's National Prime rate  less 0.75% and lender's National Prime rate less 0.50%, respectively.

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

   There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.       Exhibits

31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated November 9, 2012.
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated November 9, 2012.
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company
(Registrant)

Date November 9, 2012	/s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr.
President and
Chairman of the Board
(principal executive officer)

Date November 9, 2012	/s/ Debra P. Roe
Debra P. Roe, CPA
Chief Financial Officer and
Assistant Secretary-Treasurer
(principal financial officer and
principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated November 9, 2012.
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated November 9, 2012.
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase