Form 10-K
period 2012-12-31
MONARCH CEMENT CO
filed 2013-03-15
CIK 67517

united states
 securities and exchange commission
Washington, D.C.  20549
FORM 10-K
(Mark One)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $65,825,078.

As of February 15, 2013, the registrant had outstanding 2,597,000 shares of Capital Stock, par value $2.50 per share, and 1,416,634 shares of Class B Capital Stock, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) the registrant’s annual report to stockholders for the year ended December 31, 2012 - Parts I, II, and IV of Form 10-K and (2) the registrant’s definitive proxy statement prepared in connection with the annual meeting of stockholders to be held on April 10, 2013 - Part III of Form 10-K.

PART I

Item 1.	Business

Unless otherwise indicated by the context, we use the term Company to mean The Monarch Cement Company (Monarch) and its subsidiaries.  Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the description of the Company’s business, including information regarding lines of business, in The Monarch Cement Company’s 2012 Annual Report to Stockholders (filed herewith as Exhibit 13) under the headings:

•	Description of the Business;
•	Lines of Business; and
•	Note 9, Lines of Business, of Notes to Consolidated Financial Statements.

            The Company did not introduce any new products nor begin to do business in a new industry segment during 2012.

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

It is necessary for the Company to invest a significant portion of its working capital in inventories.  At December 31, 2012 the Company had inventories as follows:

1.

Cement	$5,385,586
Work in process	3,040,112
Building products	4,324,133
Fuel, gypsum and other materials	6,760,554
Operating and maintenance supplies	13,244,419
Total	$32,754,804

The Company is heavily dependent upon the construction industry and is directly affected by the level of activity in that industry. However, no customer accounted for 10% or more of the Company’s consolidated net revenue during 2012, 2011 or 2010.

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

The Company has, during the past several years, made substantial capital expenditures for pollution control equipment. The Company also incurs normal operating and maintenance expenditures in connection with its pollution control equipment. The Environmental Protection Agency (EPA) has published modifications to the National Emission Standard for Hazardous Air Pollutants (NESHAP) regulation in the Federal Register.  The date for compliance with these modifications by all U.S. cement plants is September 2015.  Since the Company does not currently meet certain emission limitations included in latest regulations issued by the EPA, additional pollution control equipment expenditures in its Cement Business are planned over the next few years to comply with these new regulations. We refer to the “Capital Resources” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report to Stockholders for a more detailed description of the Company’s capital resources and improvements under consideration. Such description is incorporated herein by reference.

At December 31, 2012, the Company and its subsidiaries employed approximately 700 employees including 540 hourly employees and 160 salaried employees, which included plant supervisory personnel, sales and executive staff. Of the 700 total employees, approximately 28% are union employees covered by various collective bargaining agreements.  Approximately 57% of those union employees (16% of our total employees) are covered by an agreement that expires

2.

in 2013.  The Company believes it has a good working relationship with its employees and has been successful in negotiating multi-year union contracts without work stoppages.

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

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s 2012 Annual Report to Stockholders in the “Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings:

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

4.

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

5.

Approximately 345 acres of this 400 acre tract have been quarried and the Company has contracted with a third party to quarry and sell the remaining rock. This quarry operation does not have a material effect on the Company’s overall operations.

The Company owns various companies which sell ready-mixed concrete, concrete products and sundry building materials within the Humboldt cement plant’s primary market. Various equipment and facility improvements in this line of business ensure these plants are suitable and adequate for their current level of operations and provide for increases in market demand. No single subsidiary’s physical property is materially significant to the Company.

There are no material encumbrances on our properties.

Item 3.	Legal Proceedings

The Company is not a party to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and under the SEC’s Item 104 of Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the Company’s quarries is subject to regulation by the federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977. The information required under Section 1503(a) and Item 104 of Regulation S-K regarding certain mining safety and health matters is presented in Exhibit 95 to this report.

Executive Officers of the Registrant

Executive officers of our Company are appointed by the Board of Directors and serve at the discretion of the Board.  The following table sets forth certain information, as of February 15, 2013, with respect to all executive officers of our Company.

Name	Age	Position
Walter H. Wulf, Jr.	68	Chairman of the Board and President
Robert M. Kissick	76	Vice President
Byron K. Radcliff	75	Vice Chairman of the Board, Secretary and Treasurer
Debra P. Roe	57	Chief Financial Officer, Assistant Secretary-Treasurer
Rick E. Rush	60	Vice President
N. Joan Perez	73	Vice President – Sales
Harvey D. Buckley	63	Vice President – Cement Manufacturing

The business experience of the executive officers of our Company during the last five years is as follows:

6.

Walter H. Wulf, Jr. has served as our Chairman of the Board since 2001 and as our President since 1997.  He began working in our plant as a teenager during summer vacations.  After college, he served in the U.S. Army, attaining the rank of Captain.  Following a tour of duty in Vietnam, Mr. Wulf returned to our Company as a salesman and later became Vice President and then our President and Chairman of the Board.  Although he is knowledgeable in all areas of our Company’s operations, his strengths are in customer relations, pricing, marketing, environmental regulations and equity investments. Mr. Wulf has enhanced his skills and experiences through participation in many professional and civic boards and committees.

Robert M. Kissick is the retired former President of Hydraulic Power Systems, Inc., a manufacturer of construction equipment, and Chairman of the Board of that company.  He has served as a Vice President of our Company since 1980, although he currently is not actively involved in the daily affairs of our Company.  His background in manufacturing of construction equipment gives him the ability to analyze our production processes and proposed equipment purchases and the risks associated with various courses of action.  As the former principal of a construction equipment company, his business experiences are quite extensive and include personnel supervision, purchasing oversight, capital structuring, banking relations, budgeting and establishment of overall corporate strategy.

Byron K. “Kent” Radcliff is the owner and manager of the 9,000 acre Radcliff Ranch, located near Dexter, Kansas.  He has served as our Vice Chairman of the Board since 2001, as our Secretary since 1999 and as our Treasurer since 1976, although he currently is not actively involved in the daily affairs of our Company.  As a member of our Board for over 50 years, Mr. Radcliff has a thorough understanding of our total company operations.  The historical insight he provides is helpful as we evaluate our current operations, potential acquisitions and overall corporate strategy.  He has many years of experience in personnel supervision, banking relations and risk management as a result of managing his ranch and other business ventures.  He keeps current on pending regulations in both the Kansas and Federal legislatures, particularly in the areas of environmental issues and greenhouse gases. His participation in professional and civic organizations adds to the skills and experiences he brings to the Board.

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

7.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s 2012 Annual Report to Stockholders under the heading “Stock Market and Dividend Data”. In addition we submit the following information:

The Company’s Board of Directors is responsible for determining the amount and timing of dividend payments. All dividends are discretionary and are based on past financial performance and availability of funds. Under the terms and conditions of the loan agreement effective for 2012, the Company’s ability to pay dividends was subject to its satisfaction of certain financial covenants that the Company was in compliance with at year end.  The Company was required to maintain a tangible net worth after accumulated other comprehensive income (loss) of $85.0 million, maintain a minimum tangible net worth before accumulated other comprehensive income (loss) of $95.0 million, and restrict cash dividends in any fiscal year to a maximum of $3.8 million. In November 2012, our current lender granted the Company a waiver which enabled the Board of Directors in their December meeting to authorize the payment in December 2012 of $0.9 million of the Company’s cash dividends that are typically paid in January of the following year which resulted in five dividend payments made in 2012. Each was declared as a $0.23 per share dividend by the Board of Directors. For several years prior to 2012, the Company paid a dividend four times during the year - January, March, June and September.

Under the terms and conditions of our new credit agreement entered into on December 31, 2012, the Company’s ability to pay dividends is subject to its satisfaction of the requirements to maintain a minimum tangible net worth after accumulated other comprehensive income (loss) of $85.0 million and maintain a minimum tangible net worth before accumulated other comprehensive income (loss) of $95.0 million. The requirements could impact the Company’s ability to pay and the size of dividends in the future.

The Company does not have any compensation plans or individual compensation arrangements under which equity securities of the registrant are authorized for issuance to employees or non-employees.

Pursuant to the provisions of Monarch’s Articles of Incorporation governing the conversion of its Class B Capital Stock into Capital Stock, a total of 26,216 shares of Monarch’s Capital Stock were issued in 2012 upon conversion of an equal number of shares of Monarch’s Class B Capital Stock, including the following share conversions in the three months ended December 31, 2012 as indicated below:

8.

Shares of Capital Stock Issued Upon Conversion
of Class B Capital Stock

Date	Number of shares
November 9	50
December 3	12,288
Total	12,338

The above shares of Capital Stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, which exemption is available for transactions involving securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.  The Company received no payment in connection with the issuances of such shares.  No underwriters were involved with the issuance of such shares and no commissions were paid in connection with such issuances.  There was no advertisement or general solicitation made in connection with the issuance of such shares.  Except as described above, Monarch did not issue or sell any shares of its Capital Stock or Class B Capital Stock during 2012.  No repurchases of Capital Stock or Class B Capital Stock were made by the Company during the fourth quarter in 2012.

In 1996, our Board of Directors authorized the purchase, through open market transactions, of up to 400,000 shares of Monarch’s Capital Stock. On August 5, 2011, our Board of Directors authorized the purchase, through open market or private transactions, of 101,672 shares of Monarch’s Capital Stock in addition to the existing 98,328 shares remaining from the Board’s 1996 authorization for a total repurchase authority of 200,000 shares. Management’s authorization has no expiration. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. As of December 31, 2012, Monarch continued to be authorized by the Board, exercisable in management’s discretion, to purchase up to 183,266 shares of our Capital Stock.

Item 6.	Selected Financial Data

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item under the heading “Selected Financial Data – For the Five Years Ended December 31, 2012” of The Monarch Cement Company’s 2012 Annual Report to Stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s 2012 Annual Report to Stockholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In addition we submit the following information:

The Company does not have any off-balance sheet arrangements.

9.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s 2012 Annual Report to Stockholders in the “Capital Resources” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risks”. In addition we submit the following information:

   The Company invests in equity investments which are subject to market fluctuations. As of December 31, the Company had $27.4 million and $20.0 million of equity securities, primarily of publicly traded entities, for 2012 and 2011, respectively. The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $2.6 million for 2012 and 2011. The remaining $24.8 million and $17.4 million in equity investments for 2012 and 2011, respectively, are stated at fair value, are not hedged and are exposed to the risk of changing market prices. The Company classifies all securities as “available-for-sale” for accounting purposes and marks them to fair value on the balance sheet at the end of each period unless they are securities for which the Company has not elected the fair value option. Securities carried at cost are adjusted for impairment, if conditions warrant. Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. As of December 31, an immediate 10% change in the fair value of our equity securities would have had a $1.5 million and $1.0 million effect, net of deferred tax, on comprehensive income for 2012 and 2011, respectively. The $0.5 million increase in the effect on comprehensive income, net of deferred tax, from 2011 to 2012 is primarily due to the $16.8 million increase in the fair value of our equity securities from 2011 to 2012 net of $9.4 million in equity security sales during 2012.

On December 31, 2012, the Company entered into a new credit agreement with its current lender, BOKF, NA dba Bank of Oklahoma (Bank of Oklahoma), which amended and restated its existing credit agreement. The new agreement provides for a secured credit commitment consisting of a $10.0 million advancing term loan maturing December 31, 2015, a $10.0 million term loan maturing December 31, 2017, and a $15.0 million revolving loan maturing December 31, 2015. Interest rates on the Company’s advancing term loan and revolving loan are both variable and based on the rate of interest regularly published by the Wall Street Journal and designated as the U.S. Prime Rate (hereto referred to as the WSJ prime rate) less 1.50% with a 1.50% interest rate minimum or floor. Interest rates on the Company’s term loan are variable and based on the WSJ prime rate less 1.25% with a 1.75% interest rate minimum or floor. The new agreement requires the Company to pledge its investment account, receivable accounts, and inventory to Bank of Oklahoma as collateral for the advancing term loan, the term loan, and revolving loan. The Company is obligated to maintain at least $12.0 million in its pledged investment account. The carrying value of receivables, inventory and the investment account pledged as collateral was $17.2 million, $32.8 million and $24.7 million, respectively as of December 31, 2012. The agreement also contains financial covenants requiring the Company, as of the end of any fiscal quarter, to maintain a minimum tangible net worth before accumulated other comprehensive income (loss) of $95.0 million and a minimum tangible net worth after accumulated other comprehensive income (loss) of $85.0 million. The Company was in compliance with these requirements at year end. After entering into the new agreement, as

10.

of December 31, 2012, the Company owed $10.0 million on its term loan, $0.1 million on its revolving loan, and $-0- on its advancing term loan.

The average outstanding balance on the revolving loan during 2012 and 2011 was approximately $5.6 million and $4.3 million, respectively. At December 31, 2012 and 2011, there was approximately $0.1 million and $4.8 million, respectively, borrowed against the revolving loan. The balance available on the line of credit at December 31 was approximately $14.9 million and $10.2 million for 2012 and 2011, respectively. Interest on the revolving loan varied with the lender’s national prime rate less 0.50% with a 3.50% interest rate minimum or floor for 2012 and 2011. The annual weighted average interest rate we paid on the revolving loan during 2012 and 2011 was 3.50%. Interest was payable quarterly and the applicable interest rate was 3.50% at December 31, 2011 and prior to the agreement on December 31, 2012. The interest rate after the agreement on December 31, 2012 was 1.75%.

As of December 31, 2012 and 2011, there was approximately $10.0 million and $9.0 million, respectively, borrowed on the term loan. Interest on the Company’s term loan was variable and was based on the lender’s national prime rate less 0.75% with a 3.00% interest rate minimum or floor for 2012 and 2011.  The annual weighted average interest rate we paid on the term loan during 2012 and 2011 was 3.25%. Principal and interest was payable quarterly and the applicable interest rate was 3.25% at December 31, 2011 and prior to the agreement on December 31, 2012. The interest rate after the agreement on December 31, 2012 was 2.00%.

Item 8.	Financial Statements and Supplementary Data

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s 2012 Annual Report to Stockholders under the headings:

•	Report of Independent Registered Public Accounting Firm (BKD, llp--related to financial statements);
•	Consolidated Balance Sheets--December 31, 2012 and 2011;
•	Consolidated Statements of Income--For the Years Ended December 31, 2012, 2011 and 2010;
•	Consolidated Statements of Comprehensive Income--For the Years Ended December 31, 2012, 2011 and 2010;
•	Consolidated Statements of Stockholders’ Equity--For the Years Ended December 31, 2012, 2011 and 2010;
•	Consolidated Statements of Cash Flows--For the Years Ended December 31, 2012, 2011 and 2010; and
•	Notes to Consolidated Financial Statements--December 31, 2012, 2011 and 2010.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

11.

Item 9A.	Controls and Procedures

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

 Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item with respect to internal control over financial reporting is incorporated herein by reference to the material responsive to this Item with respect to such information in The Monarch Cement Company’s 2012 Annual Report to Stockholders under the following headings:

•	Management’s Report on Internal Control Over Financial Reporting; and
•	Report of Independent Registered Public Accounting Firm (BKD, llp--related to internal control over financial reporting).

                  In addition, we submit the following information:

                  There has been no change in our Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

   There was no information required to be disclosed, but not reported, in a report on Form 8-K during the fourth quarter of 2012.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

                  Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in the Company’s definitive proxy statement prepared in connection with

12.

its 2013 annual meeting of stockholders pursuant to Regulation 14A and filed with the Commission, which material is provided under the following headings of said proxy statement:

•	Item 1: Election of Directors--What is the structure of our Board and how often are directors elected?
•	Item 1: Election of Directors--Who are this year’s nominees?
•	Item 1: Election of Directors--What is the business experience of the nominees and of our continuing Board members and the basis for the conclusion that each such person should serve on our Board?
•	Section 16(a) Beneficial Ownership Reporting Compliance
•	Corporate Governance and Board Matters--Code of Ethics
•	Corporate Governance and Board Matters--Consideration of Director Nominees
•	Corporate Governance and Board Matters--Committees of the Board

      Pursuant to General Instruction G(3) to Form 10-K, the information regarding executive officers required by this Item is provided under the caption “Executive Officers of the Registrant” in Part I of this report.

Item 11.	Executive Compensation

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item in the Company’s definitive proxy statement prepared in connection with its 2013 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following headings of said proxy statement:

•	Executive Compensation and Related Matters
•	Corporate Governance and Board Matters--Director Compensation
•	Corporate Governance and Board Matters--Compensation Committee Interlocks and Insider Participation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in the Company’s definitive proxy statement prepared in connection with its 2013 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following heading of said proxy statement:

•	Ownership of Company Securities

In addition we submit the following information:

The Company does not have any compensation plans or individual compensation arrangements under which equity securities of the registrant are authorized for issuance to employees or non-employees.

13.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

   Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item in the Company’s definitive proxy statement prepared in connection with its 2013 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following headings of said proxy statement:

•	Related Party Transactions
•	Item 1: Election of Directors--What is the structure of our Board and how often are directors elected?
•	Corporate Governance and Board Matters--Committees of the Board

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item in the Company’s definitive proxy statement prepared in connection with its 2013 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following heading of said proxy statement:

•	Independent Auditor Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

Pursuant to General Instruction G(2) to Form 10-K, the following is a list of the information required by this Item which is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company’s 2012 Annual Report to Stockholders under the headings:

•	Report of Independent Registered Public Accounting Firm (BKD, llp--related to financial statements);
•	Consolidated Balance Sheets--December 31, 2012 and 2011;
•	Consolidated Statements of Income--For the Years Ended December 31, 2012, 2011 and 2010;
•	Consolidated Statements of Comprehensive Income--For the Years Ended December 31, 2012, 2011 and 2010;
•	Consolidated Statements of Stockholders’ Equity--For the Years Ended December 31, 2012, 2011 and 2010;
•	Consolidated Statements of Cash Flows--For the Years Ended December 31, 2012, 2011 and 2010; and
•	Notes to Consolidated Financial Statements--December 31, 2012, 2011 and 2010.

14.

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

15.

Exhibits

Incorporated by Reference
Date of
		Filed		Report or
Exhibit		with this		Period		Filing
No.	Description	Report	Form	Ending	Exhibit	Date
3(i)	Articles of Incorporation		10-K	12/31/2011	3(i)	3/15/2012
3(ii)	By-Laws		8-K	4/12/2006	3(ii)	4/14/2006
10.3	Credit agreement dated December 31, 2012 between BOKF, NA dba Bank of Oklahoma and The Monarch Cement Company		8-K	12/31/2012	10.3	1/7/2013
13	2012 Annual Report to Stockholders	X
21	Subsidiaries of the Registrant	X
31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	X
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated March 15, 2013	X
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated March 15, 2013	X
95	Mine Safety Disclosure	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Monarch Cement Company
(Registrant)

By: /s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr.
President

Date: March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jack R. Callahan Jack R. Callahan Director	By: /s/ Gayle C. McMillen Gayle C. McMillen Director

Date: March 15, 2013	Date: March 15, 2013

By: /s/ Ronald E. Callaway Ronald E. Callaway Director	By: /s/ Byron J. Radcliff Byron J. Radcliff Director

Date: March 15, 2013	Date: March 15, 2013

By: /s/ David L. Deffner David L. Deffner Director	By: /s/ Walter H. Wulf, Jr. Walter H. Wulf, Jr. President, Chairman of the Board and Director (principal executive officer)

Date: March 15, 2013	Date: March 15, 2013

By: /s/ Robert M. Kissick Robert M. Kissick Director	By: /s/ Debra P. Roe Debra P. Roe, CPA Chief Financial Officer and Assistant Secretary-Treasurer (principal financial officer and principal accounting officer)

Date: March 15, 2013	Date: March 15, 2013

17.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

Audit Committee, Board of Directors and Stockholders
The Monarch Cement Company
Humboldt, Kansas

In connection with our audit of the consolidated financial statements of The Monarch Cement Company and subsidiaries (the Company) for each of the three years in the period ended December 31, 2012, we have also audited the following financial statement schedules.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic consolidated financial statements.  The schedules are presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and are not a required part of the consolidated financial statements.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

Kansas City, Missouri
March 15, 2013

18.

The Monarch Cement Company and Subsidiaries

Schedule II – Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2012

		Additions
	Balance at	Charged to	Deduction	Balance
	Beginning	Costs and	from	at End
Description	of Period	Expenses	Reserves	of Period
			(1)

For the Year Ended December 31, 2012:
Reserve for doubtful accounts	$670,000	$112,000	$146,000	$636,000

For the Year Ended December 31, 2011:
Reserve for doubtful accounts	$707,000	$250,000	$287,000	$670,000

For the Year Ended December 31, 2010:
Reserve for doubtful accounts	$911,000	$139,000	$343,000	$707,000

(1) Write-off of uncollectible accounts, net of collections on accounts previously written off.

19.

Exhibit Index

Exhibit
No.	Description
13	2012 Annual Report to Stockholders
21	Subsidiaries of the Registrant
31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated March 15, 2013
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated March 15, 2013
95	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase