Form 10-Q
period 2013-03-31
MONARCH CEMENT CO
filed 2013-05-10
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-Q
____________________

(Mark One)
☒         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2013, or

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
YES ☐  NO ☒

As of April 30, 2013, there were 2,599,783 shares of Capital Stock, par value $2.50 per share outstanding and 1,413,851 shares of Class B Capital Stock, par value $2.50 per share outstanding.

PART I  -  FINANCIAL INFORMATION

The condensed consolidated financial statements included in this report have been prepared by our Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Our Company believes that the disclosures are adequate to make the information presented not misleading.  The accompanying consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented.  Those adjustments consist only of normal, recurring adjustments.  The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Company's annual report on Form 10-K for 2012 filed with the Securities and Exchange Commission.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Item 1.       Financial Statements

The Monarch Cement Company and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2013 (unaudited) and December 31, 2012

ASSETS	2013	2012
Current Assets:
Cash and cash equivalents	$725,599	$1,440,959
Receivables, less allowances of $661,000 in 2013 and
$636,000 in 2012 for doubtful accounts	18,247,767	17,235,220
Inventories, priced at cost which is not in excess of market-
Finished cement	$5,719,486	$5,385,586
Work in process	3,021,710	3,040,112
Building products	4,569,437	4,324,133
Fuel, gypsum, paper sacks and other	7,591,610	6,760,554
Operating and maintenance supplies	13,166,174	13,244,419
Total inventories	$34,068,417	$32,754,804
Refundable federal and state income taxes	1,968,977	1,441,206
Deferred income taxes	750,000	750,000
Prepaid expenses	1,246,775	658,369
Total current assets	$57,007,535	$54,280,558
Property, Plant and Equipment, at cost, less
accumulated depreciation and depletion of $194,545,371
in 2013 and $193,109,379 in 2012	87,915,366	83,179,004
Deferred Income Taxes	14,921,458	14,964,458
Investments, carried at fair value	24,307,498	24,761,746
Investments, carried at cost	2,618,904	2,618,904
Other Assets	1,439,481	1,483,475
	$188,210,242	$181,288,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,347,899	$11,186,677
Current portion of term loan	1,428,571	1,237,816
Current portion of other long-term debt	175,000	175,000
Accrued liabilities	5,675,883	7,141,353
Total current liabilities	$15,627,353	$19,740,846
Long-Term Debt	22,023,118	9,683,965
Accrued Postretirement Benefits	36,611,347	36,262,992
Accrued Pension Expense	13,356,051	13,241,529
Stockholders' Equity:
Capital Stock, par value $2.50 per share, one vote per share -
Authorized 10,000,000 shares, Issued and Outstanding 2,598,325
shares at 3/31/2013 and 2,596,047 shares at 12/31/2012	$6,495,812	$6,490,117
Class B Capital Stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability,
convertible at all times into Capital Stock on a share-for-share basis - Authorized 10,000,000 shares, Issued and Outstanding
1,415,309 shares at 3/31/2013 and 1,417,587 shares at 12/31/2012	3,538,273	3,543,968
Additional paid-in-capital	2,485,125	2,485,125
Retained earnings	95,275,157	97,214,376
Accumulated other comprehensive loss	(7,201,994)	(7,374,773)
Total stockholders' equity	$100,592,373	$102,358,813
	$188,210,242	$181,288,145
See accompanying Notes to the Condensed Consolidated Financial Statements

The Monarch Cement Company and Subsidiaries
Condensed Consolidated Statements of Loss and Retained Earnings
For the Three Months Ended March 31, 2013 and 2012 (Unaudited)
	2013	2012
NET SALES	$27,969,557	$27,998,094
COST OF SALES (includes $303,453 in 2013 and $-0- in 2012 accumulated other comprehensive income reclassifications for net periodic pension
and postretirement costs)	30,174,023	27,488,126
Gross profit (loss) from operations	$(2,204,466)	$509,968
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (includes $215,326 in 2013 and $-0- in 2012 accumulated other comprehensive income reclassifications
for net periodic pension and postretirement costs)	4,294,005	4,034,426
Loss from operations	$(6,498,471)	$(3,524,458)
OTHER INCOME (EXPENSE):
Interest income	$34,859	$27,892
Interest expense	(47,961)	(100,049)
Gain on sale of equity investments (includes $3,069,284 in 2013 and $415,530 in 2012 accumulated other comprehensive income reclassifications for unrealized
net gains on available-for-sale securities)	3,069,284	415,530
Dividend income	748,736	1,209
Other, net	4,334	65,541
	$3,809,252	$410,123
Loss before benefit from income taxes	$(2,689,219)	$(3,114,335)
BENEFIT FROM INCOME TAXES (includes $1,020,000 in 2013 and $168,000 in
2012 income tax expense from reclassification items)	(750,000)	(875,000)

NET LOSS	$(1,939,219)	$(2,239,335)

RETAINED EARNINGS, beginning of period	97,214,376	97,751,202
RETAINED EARNINGS, end of period	$95,275,157	$95,511,867
Basic loss per share	$(0.48)	$(0.56)

Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three Months Ended March 31, 2013 and 2012 (Unaudited)
	2013	2012
NET LOSS	$(1,939,219)	$(2,239,335)
OTHER COMPREHENSIVE INCOME, net of deferred tax

UNREALIZED APPRECIATION ON AVAILABLE FOR SALE
SECURITIES (Net of deferred tax expense of $1,136,000 and
$1,720,000 for 2013 and 2012, respectively)	$1,703,284	$2,575,530

RECLASSIFICATION ADJUSTMENT FOR SALE OF SECURITIES
INCLUDED IN NET LOSS (Net of deferred tax expense of
$1,228,000 and $168,000 for 2013 and 2012, respectively)	(1,841,284)	(247,530)

PENSION AND POSTRETIREMENT, PRIOR SERVICE COST (Net of deferred
tax expense (benefit) of $(5,000) and $-0- for 2013 and 2012, respectively)	6,600	-

RECLASSIFICATION ADJUSTMENT FOR PENSION AND
POSTRETIREMENT NET (GAIN) LOSS (Net of deferred tax expense
(benefit) of $(203,000) and $-0- for 2013 and 2012, respectively)	304,179	-
TOTAL OTHER COMPREHENSIVE INCOME, net of deferred tax	$172,779	$2,328,000
COMPREHENSIVE INCOME (LOSS)	$(1,766,440)	$88,665

See accompanying Notes to the Condensed Consolidated Financial Statements

The Monarch Cement Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	2013	2012
OPERATING ACTIVITIES:
Net loss	$(1,939,219)	$(2,239,335)
Adjustments to reconcile net loss to
net cash provided by (used for) operating activities:
Depreciation, depletion and amortization	2,847,311	2,889,860
Deferred income taxes	(73,000)	(22,000)
Gain on disposal of assets	(16,572)	(7,285)
Realized gain on sale of equity investments	(3,069,284)	(415,530)
Postretirement benefits and pension expense	981,656	927,183
Change in assets and liabilities:
Receivables, net	(1,012,547)	684,575
Inventories	(1,313,613)	(1,384,013)
Refundable income taxes	(527,771)	(853,000)
Prepaid expenses	(588,406)	(485,345)
Other assets	(653)	(250)
Accounts payable and accrued liabilities	(3,330,088)	1,801,098
Net cash provided by (used for) operating activities	$(8,042,186)	$895,958

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$(7,614,086)	$(1,592,852)
Proceeds from disposals of property, plant and equipment	40,608	14,311
Payment for purchases of equity investments	(305,436)	-
Proceeds from disposals of equity investments	3,598,968	1,053,030
Net cash used for investing activities	$(4,279,946)	$(525,511)

FINANCING ACTIVITIES:
Increase in revolving loan, net	$8,461,032	$1,979,375
Proceeds from bank loans	4,472,950	-
Payments on bank loans	(357,143)	(720,379)
Payments on other long-term debt	(46,931)	(44,646)
Cash dividends paid	(923,136)	(1,846,272)
Net cash provided by (used for) financing activities	$11,606,772	$(631,922)

Net decrease in cash and cash equivalents	$(715,360)	$(261,475)
Cash and Cash Equivalents, beginning of year	1,440,959	1,123,870
Cash and Cash Equivalents, end of period	$725,599	$862,395

Supplemental disclosures:
Interest paid, net of amount capitalized	$47,961	$100,049
Income tax refund	$149,229	$-
Capital equipment additions included in accounts payable	$106,102	$170,717

See accompanying Notes to the Condensed Consolidated Financial Statements

The Monarch Cement Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2013 and 2012 (Unaudited), and December 31, 2012

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

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The guidance became effective for the Company beginning January 1, 2013 and did not have a material impact on our disclosures or our consolidated financial statements.

New Accounting Standards Issued But Not Yet Adopted

There are currently no accounting standards that have been issued and not yet adopted by the Company that are expected to have a significant impact on the Company's financial position, results of operations and cash flows upon adoption.

2.	Certain reclassifications have been made to the 2012 financial statements to conform to the current year presentation. These reclassifications had no effect on net earnings.

3.
During the economic downturn we substantially reduced our workforce in the construction contract division keeping primarily key personnel on staff. In 2012, we significantly increased the number of construction contracts we were awarded, requiring a larger skilled workforce than we had in place. Finding the personnel with the needed skills proved challenging at best, requiring additional training of new personnel and, in some cases, contracting out work we had intended to perform in house in an attempt to meet construction deadlines. These factors continued to result in cost overruns and gross profit declines in our Ready Mixed Concrete Business during the first quarter ending March 31, 2013. The change in estimates in construction contracts resulted in a $1.5 million reduction in net income recognized during the first quarter of 2013.

4.
Our Company groups its operations into two lines of business - Cement Business and Ready-Mixed Concrete Business. The "Cement Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products, precast concrete construction, and sundry building materials business. Our Ready-Mixed Concrete Business includes precast concrete construction which involves short-term and long-term contracts. Short-term contracts for specific projects are generally of three to six months in duration. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Revenues for these contracts are recognized under the percentage of completion method of accounting using cost-to-cost measures. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Full provision is made for any anticipated losses. The majority of the long-term contracts will allow only scheduled billings and contain retainage provisions under which 5% to 10% of the contract invoicing may be withheld by the customer pending project completion. As of March 31, 2013, the amount of billed retainage which is included in accounts receivable was approximately $96,900, all of which is expected to be collected within one year. The amount of billed retainage which was included in accounts receivable at December 31, 2012 was approximately $170,000. The amount of unbilled revenue in accounts receivable was approximately $1,773,059 and $1,231,000 at March 31, 2013 and December 31, 2012, respectively. Unbilled revenue contained approximately $524,000 and $526,000 of not-currently-billable retainage at March 31, 2013 and December 31, 2012, respectively, which is expected to be collected within one year.

5.	As of March 31, 2013, the amount of accounts payable related to property, plant and equipment was $106,102 compared to December 31, 2012 which was $157,126.

6.
We did not incur a temporary last-in, first-out (LIFO) liquidation gain during the three months ended March 31, 2013. For the three months ended March 31, 2012, we incurred a temporary LIFO liquidation gain due to reductions in finished cement and work in process inventory of $0.5 million which was restored by the end of the year. The temporary LIFO liquidation gain was deferred as a component of accrued liabilities.

7.
Corporate assets for 2013 and 2012 include cash and cash equivalents, refundable income taxes, deferred income taxes, investments and other assets. Following is a summary of the Company's business segment results for the periods indicated:

		Ready-
		Mixed	Adjustments
	Cement	Concrete	and
	Business	Business	Eliminations	Consolidated
For the Three Months Ended 03/31/2013
Sales to unaffiliated customers	$8,444,664	$19,524,893	$-	$27,969,557
Intersegment sales	3,826,499	-	(3,826,499)	-
Total net sales	$12,271,163	$19,524,893	$(3,826,499)	$27,969,557
Loss from operations	$(2,717,570)	$(3,780,901)		$(6,498,471)
Other income, net				3,809,252
Loss before income taxes				$(2,689,219)
Capital Expenditures	$4,667,224	$2,895,838		$7,563,062

For the Three Months Ended 03/31/2012
Sales to unaffiliated customers	$9,203,922	$18,794,172	$-	$27,998,094
Intersegment sales	3,779,029	-	(3,779,029)	-
Total net sales	$12,982,951	$18,794,172	$(3,779,029)	$27,998,094
Loss from operations	$(1,451,003)	$(2,073,455)		$(3,524,458)
Other income, net				$410,123
Loss before income taxes				$(3,114,335)
Capital Expenditures	$655,059	$1,022,246		$1,677,305

Balance as of 03/31/2013
Identifiable Assets	$93,310,586	$48,167,739		$141,478,325
Corporate Assets				46,731,917
				$188,210,242

Balance as of 12/31/12
Identifiable Assets	$88,491,938	$45,335,459		$133,827,397
Corporate Assets				47,460,748
				$181,288,145

8.
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

Cash and cash equivalents have carrying values that approximate fair value using Level 1 prices. Receivables, accounts payable, and short and long-term debt have carrying values that approximate fair values using Level 2 inputs. Equity securities for which the Company has no immediate plan to sell but that may be sold in the future are classified as available for sale.  If the fair value of the equity security is readily determinable, it is carried at fair value and unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Realized gains and losses, based on the specifically identified cost of the security, are included in net income (loss). The Company's valuation techniques used to measure the fair value of its marketable equity securities were derived from quoted prices in active markets for identical assets (Level 1 prices). Equity securities whose fair value is not readily determinable are carried at cost unless the Company is aware of significant adverse effects which have impaired the investments. Investments that are recorded at cost are evaluated quarterly for events that may adversely impact their carrying value.

The aggregate amount of equity securities carried at cost, for which the Company has not elected the fair value option, was $2.6 million as of March 31, 2013.  The remaining $24.3 million in equity security investments are stated at fair value. As of December 31, 2012, the aggregate amount of equity securities carried at cost was $2.6 million and the remaining $24.8 million in equity security investments were stated at fair value. The following table presents the fair value of the Company's available-for-sale equity securities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012:
		Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
March 31, 2013:		Assets	Inputs	Inputs
Assets:	Fair Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale equity securities
Cement industry	$13,025,415	$13,025,415	$-	$-
General building materials industry	5,712,333	5,712,333	-	-
Oil and gas refining and marketing industry	5,260,078	5,260,078	-	-
Residential construction industry	309,672	309,672	-	-
Total assets measured at fair value	$24,307,498	$24,307,498	$-	$-

December 31, 2012:
Assets:
Available-for-sale equity securities
Cement industry	$12,477,760	$12,477,760	$-	$-
General building materials industry	5,751,005	5,751,005	-	-
Oil and gas refining and marketing industry	6,532,981	6,532,981	-	-
Total assets measured at fair value	$24,761,746	$24,761,746	$-	$-

There were no transfers between levels and there were no significant changes in the valuation techniques during the period ended March 31, 2013. No reconciliation (roll forward) of the beginning and ending balances for Level 3 is presented since the Company does not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either of the dates reported in the table above.  The Company has no liabilities at either date requiring remeasurement to fair value on a recurring basis in the balance sheet. The Company has no additional assets or liabilities at either date requiring remeasurement to fair value on a non-recurring basis in the balance sheet.

The following table shows the unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual trade lots of securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

Available-for-sale equity securities	Less than 12 Months		12 Months or Greater		Total
March 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential construction industry	$101,200	$1,595	$-	$-	$101,200	$1,595
Total	$101,200	$1,595	$-	$-	$101,200	$1,595

Available-for-sale equity securities	Less than 12 Months		12 Months or Greater		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Cement industry	$-	$-	$15,379	$2,737	$15,379	$2,737
Total	$-	$-	$15,379	$2,737	$15,379	$2,737

Impairment Analysis

The Company owns stock in two privately-owned companies accounted for by the cost method; one in the brick industry and the other in the ethanol production industry. These investments were evaluated at March 31, 2013 and December 31, 2012 for impairment. The evaluations of the ethanol production industry investment for each period's impairment analysis were based on the specific identification of shares held and quoted prices in markets that are not active (Level 2 inputs) and no impairments were identified. Since there is not an active market for the brick industry investment, the Company relied on a discounted future net cash flow valuation (Level 3 inputs) of the issuer for each period's impairment analysis to determine if the average cost of shares were impaired and no impairment was identified. As a result of those evaluations, the Company does not consider these cost-method investments to be impaired at March 31, 2013 or December 31, 2012.

March 31, 2013 - - The Company's investments in available-for-sale equity securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each investment to market price. As a result of these evaluations, the Company did not identify any other-than-temporary impairments in investments which would have resulted in a recognized loss in earnings of equity investments. The Company did identify some specific investments in available-for-sale equity securities that were not other-than-temporarily impaired resulting in the recognition of unrealized losses (see table above). These unrealized losses relate to investments in the common stock of one company in the residential construction industry. When the Company evaluated impairment by comparing the specifically identified cost of each investment to market price as of April 16, 2013, the residential construction industry securities' price per share declined 8% from March 31, 2013 levels which increased temporary impairments. The Company evaluated the near-term prospects in relation to the severity of the impairments and the duration of the impairments. Based on that evaluation, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

December 31, 2012 - - The Company's investments in marketable equity securities carried at fair value were evaluated every quarter for impairment by comparing the specifically identified cost of each investment to market price. As a result of these evaluations, the Company did not identify any other-than-temporary impairments in investments which would have resulted in a recognized loss in earnings of equity investments. The Company did identify some specific investments in available-for-sale equity securities that were not other-than-temporarily impaired resulting in the recognition of unrealized losses (see table above). These unrealized losses relate to investments in the common stock of one company in the cement industry. When the Company evaluated the impairment by comparing the specifically identified cost of each investment to market price as of January 25, 2013, the cement industry securities slightly recovered their temporary impairments. The Company evaluated the near-term prospects in relation to the severity of the impairments and the duration of the impairments. Based on that evaluation, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2012.

Investment Results - - The investment results for March 31, 2013 and December 31, 2012 are as follows for available-for-sale equity securities carried at fair value:

	Amortized	Gross Unrealized Holding		Fair
March 31, 2013	Cost	Gains	Losses	Value
Available-for-sale equity securities
Cement industry	$3,790,000	$9,240,000	$-	$13,030,000
General building materials industry	3,600,000	2,110,000	-	5,710,000
Oil and gas refining and marketing industry	340,000	4,920,000	-	5,260,000
Residential construction industry	310,000	-	-	310,000
Total available-for-sale equity securities	$8,040,000	$16,270,000	$-	$24,310,000
Less: Deferred taxes on unrealized holding gains		6,508,000
Unrealized gains recorded in equity, net of deferred tax		$9,762,000

	Amortized	Gross Unrealized Holding		Fair
December 31, 2012	Cost	Gains	Losses	Value
Available-for-sale equity securities
Cement industry	$4,190,000	$8,290,000	$-	$12,480,000
General building materials industry	3,600,000	2,150,000	-	5,750,000
Oil and gas refining and marketing industry	470,000	6,060,000	-	6,530,000
Total available-for-sale equity securities	$8,260,000	$16,500,000	$-	$24,760,000
Less: Deferred taxes on unrealized holding gains		6,600,000
Unrealized gains recorded in equity, net of deferred tax		$9,900,000

Investment-related cash flow information for March 31, 2013 and December 31, 2012 is as follows:

	2013	2012
Proceeds from sale of equity securities	$3,598,968	$6,799,194
Realized gain on equity securities	$3,069,284	$4,173,141
Payment for purchases of equity securities	$305,436	$-

9.
The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the three months ended March 31, 2013 and 2012:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Service cost	$217,529	$199,786	$204,959	$166,332
Interest cost	484,356	494,194	422,470	412,440
Less: Expected return on plan assets	587,363	520,367	-	-
Amortization of prior service cost	24,932	27,195	(13,332)	(12,168)
Recognized net actuarial loss	333,408	308,692	-	-
Unrecognized net loss	-	-	173,771	184,681
Net periodic expense	$472,862	$509,500	$787,868	$751,285

As previously disclosed in our financial statements for the year ended December 31, 2012, Monarch expects to contribute approximately $2,470,000 to the pension fund in 2013. As of March 31, 2013, we have not made any contributions to the fund.

The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets. As previously disclosed in our financial statements for the year ended December 31, 2012, Monarch expects expenditures of approximately $1,630,000 for this plan in 2013. As of March 31, 2013, we have contributed approximately $280,000 and anticipate contributing an additional $1,350,000 to this plan in 2013 for a total of $1,630,000.

10.	Other, net contains miscellaneous nonoperating income (expense) items other than interest income, interest expense, gains on equity investments and dividend income.

11.
Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,013,634 in the first quarter of 2013 and 2012. The Company has no capital stock equivalents and therefore, does not report diluted earnings per share.

12.
The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2010 or state income tax examinations for years before 2009. The Company believes it is not subject to any significant tax risk. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any significant interest expenses recognized during the three months ended March 31, 2013 or March 31, 2012.

The Monarch Cement Company and Subsidiaries
Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

   Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q report filed with the Securities and Exchange Commission (SEC) constitute "forward-looking statements". Except for historical information, the statements made in this report are forward-looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as "should", "expect", "anticipate", "believe", "intend", "may", "hope", "forecast" or similar words.  In particular, statements with respect to variations in future demand for our products in our market area or the future activity of federal and state highway programs and other major construction projects; the timing, scope, cost, benefits of, and source of funding for our proposed and recently completed capital improvements; our forecasted cement sales; the timing and source of funds for the repayment of our revolving loan; our ability to pay dividends at the current level; the timing and/or collectability of retainage; our anticipated expenditures for benefit plans; our anticipated increase in solid fuels and electricity required to operate our facilities and equipment; and the impact of climate change on our business are all forward-looking statements. You should be aware that forward-looking statements involve known and unknown risks, uncertainties and other factors that may affect the actual results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others:
  general economic and business conditions;
  competition;
  raw material and other operating costs;
  costs of capital equipment;
  changes in business strategy or expansion plans;
  demand for our Company's products;
  cyclical and seasonal nature of our business;
  the effect of weather on our business;
  the effect of environmental and other governmental regulations;
  the availability of credit at reasonable prices; and
  the effect of federal and state funding on demand for our products.
   We have described under the caption "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, and in other reports that we file with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date they were made.

RESULTS OF OPERATIONS - CRITICAL ACCOUNTING POLICIES

   Reference is made to the Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Policies incorporated herein by reference to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for accounting policies which are considered by management to be critical to an understanding of the Company's financial statements.

RESULTS OF OPERATIONS - OVERVIEW

   Our products are used in residential, commercial and governmental construction.  In recent years, the Company has spent substantial sums on major plant modifications designed to increase our cement production capacity to meet our customers' needs and to improve our production processes. We do not anticipate making any further enhancement of our production processes in the foreseeable future other than those required to meet emission limitations included in the latest regulations issued by the Environmental Protection Agency (EPA).

   During the first quarter of 2013, the cement production facilities were shut down for installation of equipment related to National Emission Standard for Hazardous Air Pollutants (NESHAP). During the first quarter of 2012, the cement production facilities were shut down and the majority of those production employees were laid off for three weeks. The layoff was shorter than anticipated due to increased cement sales which reduced inventory at a faster rate than projected as a result of the mild weather which allowed some construction projects to continue through the winter. Following the layoff, the employees were recalled to begin approximately three weeks of equipment repairs prior to resuming production. The Company normally performs repairs and maintenance every winter, but the decision to use employees or outside contractors is determined by anticipated sales demand, by whether we have the internal expertise and by our inventory target levels. Based on sales forecasts and inventory levels, the Company elected to reduce cement production in the first quarter of 2013 and 2012 to undertake plant repairs and maintenance, largely using our own production personnel. During the remainder of the year, the Company evaluates inventory levels and sales forecasts to determine if reductions in cement production are warranted and can be scheduled around maintenance needs. In addition to costs that vary with the volume of production, our cost of sales includes certain fixed costs that do not vary with the volume of production. We have extremely limited ability to reduce these fixed costs in the short term. As a result, lower production levels which result from extended shutdowns generally have a negative impact on our gross profit margins.

   The Portland Cement Association's (PCA) latest forecast cites improving underlying economic fundamentals, the existence of large pent-up demand balances and the diminishment of economic fiscal cliff uncertainty as the drivers of strong growth rates in 2013 and an increase in cement consumption. PCA expects an 8.1% growth in cement consumption in 2013 which is significantly higher than the mild volume gains projected in its fall 2012 report. The upward revisions reflect adjustments made in light of the recent fiscal cliff accord, recognition of stronger economic momentum and markedly more optimistic assessments regarding residential construction activity.

RESULTS OF OPERATIONS - FIRST QUARTER OF 2013 COMPARED TO FIRST QUARTER OF 2012

   Consolidated net sales for the three months ended March 31, 2013 remained virtually unchanged from the three months ended March 31, 2012. Sales in our Cement Business were lower by $0.7 million and sales in our Ready-Mixed Concrete Business were higher by $0.7 million. Cement Business sales decreased $0.7 million as a result of a 7.6% decrease in volume sold. Ready-Mixed Concrete Business sales increased primarily due to a $1.6 million increase in construction contract sales. In addition, ready-mixed concrete sales increased $0.5 million due to a 3.7% increase in cubic yards sold. These gains were partially offset by a $1.4 million decrease in brick, block and other sundry item sales.

   Consolidated cost of sales for the three months ended March 31, 2013 increased by $2.7 million when compared to the three months ended March 31, 2012.  Cost of sales in our Cement Business was higher by $0.4 million and cost of sales in our Ready-Mixed Concrete Business was higher by $2.3 million. Cement Business cost of sales decreased $0.7 million due to the 7.6% decrease in volume sold but the decreases were more than offset by higher production costs per ton resulting from the shutdown of the cement production facilities and lower production levels while equipment related to NESHAP was being installed. Cement production during the first three months of 2013 decreased 10.2% from first quarter 2012 production levels. Ready-Mixed Concrete Business cost of sales increased primarily due to a $2.8 million increase in construction contract costs. An additional $0.5 million increase was due to the 3.7% increase in cubic yards of ready-mixed concrete sold. Cost of sales in brick, block and other sundry items decreased by $1.0 million.

   Our overall gross profit rate for the three months ended March 31, 2013 was (7.9)% versus 1.8% for the three months ended March 31, 2012. As a result of the above sales and cost of sales factors, the gross profit rate for the Cement Business declined from 4.4% for the three months ended March 31, 2012 to (9.0)%  for the three months ended March 31, 2013. The gross profit rate for the Ready-Mixed Concrete Business declined from 0.6%  for the three months ended March 31, 2012 to (7.4)% for the three months ended March 31, 2013.

   Selling, general and administrative expenses increased by $0.3 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. These costs are normally considered fixed costs that do not vary significantly with changes in sales volumes. The 6.4% increase was primarily due to an increase in administrative payroll and related payroll taxes of approximately $0.1 million and an increase in office supplies of $0.1 million with the remaining increase coming from various items.

   Sales of equity investments during the three months ended March 31, 2013 and 2012 resulted in gains of approximately $3.1 million and $0.4 million, respectively. Dividend income of $0.7 million for the first three months of 2013 was primarily related to our investment in the oil and gas refining and marketing industry. Dividend income was insignificant for the first three months of 2012.

   The effective tax rates for the three months ended March 31, 2013 and 2012 were 27.9% and 28.1%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates.

LIQUIDITY

   The Company considers all liquid investments with original maturities of three months or less which we do not intend to roll over beyond three months to be cash equivalents. At March 31, 2013 and December 31, 2012, cash equivalents consisted primarily of money market investments and repurchase agreements with various banks.

   We are able to meet our cash needs primarily from a combination of operations, the sale of equity investments and bank loans.

   Operating activities used $8.0 million and provided $0.9 million during the three months ended March 31, 2013 and March 31, 2012, respectively. The $8.9 million increase in cash used in 2013 over 2012 was driven by lower sales volumes, negative gross profit margins and unfavorable changes in receivables, accounts payable and accrued liabilities partially offset by favorable changes in refundable income taxes. Realized gains from the disposal of available-for-sale equity securities in net income increased $2.7 million during the first quarter of 2013 compared to the same period of 2012 and are not indicative of the operating margins for the period.

   Investing activities used $4.3 million and $0.5 million during the first quarter of 2013 and 2012, respectively. The difference between the two periods is primarily related to the $6.0 million increase in the acquisition of property, plant and equipment and the $0.3 million payment for purchases of equity investments offset by a $2.5 million increase in proceeds from the sale of available-for-sale equity investments during the three months ended March 31, 2013 from the same period in 2012. Property, plant and equipment purchases in the first quarter of 2013 included $4.7 million primarily related to NESHAP compliance in our cement production facilities and $2.9 million related to routine equipment purchases in our Ready-Mixed Concrete Business.

   Financing activities provided $11.6 million and used $0.6 million for the three months ended March 31, 2013 and March 31, 2012, respectively. The difference is primarily due to increases in the revolving credit and the advancing term loan during 2013. The bank loans were used to cover operating expenses, inventory increases and for the capital expenditures discussed in the previous paragraph. Additionally, the Company paid a cash dividend in December of 2012 that would have typically been paid in January of 2013 which resulted in only one dividend payment  in the first quarter of 2013 (paid in March) instead of the normal two payments. This decreased the usage of cash in the first quarter of 2013 compared to the first quarter of 2012 by $0.9 million.

   On December 31, 2012, the Company entered into a new credit agreement with its current lender, BOKF, NA dba Bank of Oklahoma (Bank of Oklahoma), which amended and restated its existing credit agreement. The new agreement provides for a secured credit commitment consisting of a $10.0 million advancing term loan maturing December 31, 2015, a $10.0 million term loan maturing December 31, 2017 and a $15.0 million revolving loan maturing December 31, 2015. Interest rates on the Company's advancing term loan and revolving loan are both variable and based on the rate of interest regularly published by the Wall Street Journal and designated as the U.S. Prime Rate (herein referred to as the WSJ prime rate) less 1.50% with a 1.50% interest rate minimum or floor. Interest rates on the Company's term loan are variable and based on the WSJ prime rate less 1.25% with a 1.75% interest rate minimum or floor. The new agreement requires the Company to pledge its investment account, receivable accounts and inventory to Bank of Oklahoma as collateral for the advancing term loan, the term loan and revolving loan. The Company is obligated to maintain at least $12.0 million in its pledged investment account. The carrying value of receivables, inventory and the investment account pledged as collateral was $18.2 million, $34.1 million and $24.0 million, respectively as of March 31, 2013. The agreement also contains financial covenants requiring the Company, as of the end of any fiscal quarter, to maintain a minimum tangible net worth before accumulated other comprehensive income (loss) of $95.0 million and a minimum tangible net worth after accumulated other comprehensive income (loss) of $85.0 million. The Company was in compliance with these requirements as of March 31, 2013.

   As of March 31, 2013, the Company had $9.6 million outstanding on its term loan, $4.5 million on its advancing term loan, and $8.6 million on its revolving loan leaving balances available of $5.5 million and $6.4 million on the advancing term loan and revolving loan, respectively. The annual weighted average interest rate we paid on the term loan during the first quarter of 2013 and 2012 was 2.00% and 3.25%, respectively. The annual weighted average interest rate we paid on the revolving loan during the first quarter of 2013 and 2012 was 1.75% and 3.50%, respectively. The annual weighted average interest rate we paid on the advancing term loan during the first quarter of 2013 was 1.75%. The Company did not have an advancing term loan during 2012. As of March 31, 2013, the applicable interest rate was 2.00% on the term loan and 1.75% on the revolving loan and advancing term loan. The term loan, which originated in 2000, was used to help finance the expansion project at our cement manufacturing facility. The revolving loan is used to cover operating expenses primarily during the first half of the year when we build inventory due to the seasonality of our business and for capital expenditures. It is anticipated that the advancing term loan will be primarily used to help finance our NESHAP capital expenditures. For further discussion on NESHAP, see "Capital Resources" below. Our Board of Directors has given management the authority to borrow a maximum of $50 million. We have not discussed additional financing with any banks or other financial institutions as we do not anticipate the need for financing beyond that available to us under our credit agreement. If additional financing is needed, no assurances can be given that we will be able to obtain it on favorable terms, if at all.

   The Company has projects in the planning and design phases in addition to projects already in progress. For discussion of these projects, see "Capital Resources" below. We anticipate 2013 capital expenditures will exceed 2012 levels, but we do not anticipate the need for bank financing in addition to that available under the existing revolving loan and advancing term loan.

   The Board of Directors in their December 2012 meeting authorized the payment in December 2012 of $0.9 million of the Company's cash dividends that would have typically been paid in January of 2013 which resulted in five dividend payments in 2012 and only one payment in the first quarter of 2013. Each was declared as a $0.23 per share dividend by the Board of Directors. For several years prior to 2012, the Company paid a dividend four times during the year - January, March, June and September. Under the terms and conditions of our new credit agreement entered into on December 31, 2012, the Company's ability to pay dividends is subject to its satisfaction of the requirements to maintain a minimum tangible net worth after accumulated other comprehensive income (loss) of $85.0 million and maintain a minimum tangible net worth before accumulated other comprehensive income (loss) of $95.0 million. The requirements could impact the Company's ability to pay and the size of dividends in the future. Although dividends are declared at the Board's discretion and could be impacted by the requirements of the Company's loan agreement, we project future earnings will support the continued payment of dividends at the current level (four quarterly dividends of $0.23 per share).

   The Company was required to make a pension contribution for 2012. The Company's contribution was approximately $3.5 million. No estimates of required pension payments have been asked for or scheduled beyond 2013. Based on the pension laws currently in effect, any resulting increases in minimum funding requirements could cause a negative impact to our liquidity. See Note 9 for disclosures about 2013 pension contributions.

FINANCIAL CONDITION

   Total assets as of March 31, 2013 were $188.2 million, an increase of $6.9 million since December 31, 2012. Receivables increased $1.0 million from December 31, 2012 to March 31, 2013 primarily due to sales being $2.2 million higher in the month of March 2013 as compared to the month of December 2012. Total inventories increased $1.3 million primarily due to the $0.8 million increase in fuel, gypsum, paper sacks and other. Increases in finished cement and building products of $0.3 million and $0.2 million, respectively, also contributed to the increase in total inventory. Increases in receivables and inventory are common during the first quarter of the year due to the seasonality of our business (See Seasonality below). During 2013 we experienced a net loss during the first quarter which resulted in an increase in refundable income taxes of $0.5 million over those at December 31, 2012. Prepaid expenses increased by $0.6 million primarily due to insurance deposits. Property, plant and equipment increased $4.7 million, net of accumulated depreciation, primarily as a result of the capital expenditures related to NESHAP compliance in our cement production facilities and routine equipment purchases in our Ready-Mixed Concrete Business segment.

   Accounts payable decreased $2.8 million from December 31, 2012 to March 31, 2013 primarily as a result of the timing of payables related to the first quarter 2013 NESHAP compliance project in the Cement Business as well as decreased payables related to construction contracts in the Ready-Mixed Concrete Business.

   Cash dividends liability and prepayments held on account, components of accrued liabilities, decreased by $0.9 million and $0.3 million, respectively, from December 31, 2012 to March 31, 2013. The cash dividends liability decreased due to the timing of when dividends are declared and paid.

   Indebtedness increased $12.5 million during the first three months of 2013 primarily due to increased utilization of our revolving loan and advancing term loan to fund the increases in inventories, approximately $7.6 million for cash expenditures for property, plant and equipment, and to fund temporary operating expenses.

CAPITAL RESOURCES

   The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Property, plant and equipment expenditures for the first quarter of 2013 totaled $7.6 million. Approximately 62% of these expenditures were related to the Cement Business primarily for NESHAP compliance projects and 38% were for routine equipment purchases in the Ready-Mixed Concrete Business. Cash expenditures for property, plant and equipment also totaled $7.6 million, excluding the amounts that are included in accounts payable.

   The Company does not currently meet certain emission limitations included in the latest regulations issued by the EPA. For discussion on the regulations, see "Environmental Regulations" below.  In 2010, the EPA published modifications to the NESHAP regulations with a compliance date for all U.S. cement plants of September 9, 2013. The Company formulated a strategy to attempt to achieve compliance with the then existing regulations and in 2011 began installing additional pollution control equipment in its Cement Business. In December 2012, the EPA issued a final rule amending NESHAP again with a new compliance date of September 2015. As a result of the rule revisions, the Company will reassess its NESHAP strategy and planned capital expenditures, but major modifications to our approach appear unlikely at this time. We have completed installation of a hydrated lime injection system and additional dust collectors on both kilns at a cost of $0.4 million and $3.5 million, respectively. We have also essentially completed the modification to our roller mill and related equipment at a cost of $6.8 million dollars. Other planned modifications (and estimated cost) which are in various phases of implementation include upgraded dust collectors on both clinker coolers ($4.5 million). Current plans are to commence installation and modification of this equipment during the first quarter of 2015. To date, we have expended $11.2 million towards projects related to NESHAP compliance. Cost estimates will be updated as the modifications are engineered and priced for our facility. There is no proven technology that enables us to give 100% assurance that we can reach the limits required by the new regulations; however, we feel compliance is possible at our modern facility.

   The Company plans to invest in other miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business in 2013. These expenditures, plus the ones discussed in the above paragraphs related to NESHAP compliance, are expected to reach approximately $12.0 million during 2013 and to be funded with a mixture of cash from operations and bank loans. We do not anticipate the need for additional bank financing beyond the amount available through our advancing term loan and revolving loan.

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

   The EPA Administrator has made two important findings clearing the way for EPA to regulate greenhouse gases under the Clean Air Act.  The "Endangerment Finding" clarifies EPA's belief that current and projected concentrations of six key greenhouse gases in the atmosphere pose a threat to human health and welfare.  Further, the "Cause or Contribute Finding", associates the emissions of the six named GHGs with the threat to public health and welfare.  In July 2012 the Court of Appeals for the D.C. Circuit affirmed EPA's findings on these two rules. At this time it is difficult to determine if the EPA will act on the "Endangerment Finding", what that action may involve and when it might be put into place.

   We are currently not aware of any other final GHG or climate change regulations or legislation. There are many variables making it difficult to predict the overall cost of GHG controls. It is equally difficult to determine when those costs will be realized, or even the feasibility of any additional regulations or legislation being enacted or finalized. We believe there is consensus in the industry that the costs of CO2 limits required through regulation or legislation could be substantial enough to change cement manufacturing processes.

   On December 20, 2012, the EPA issued a final rule amending NESHAP for the Portland Cement Manufacturing Industry and the New Source Performance Standards (NSPS) for Portland Cement Plants. The final rule, which extends the compliance date by two years to September 9, 2015 and relaxes particulate matter emission standards for existing and new sources, is the culmination of over two years of reconsideration and litigation surrounding these regulations. The final version adopts the less stringent limits and requirements that were sought by the cement industry. Both the initial rule and the final rule require more stringent emission limitations on mercury (Hg), total hydrocarbons (THC) and hydrochloric acid (HCL). Particulate matter less than 10 microns in diameter (PM 10) limitations were raised from 0.04 lbs./ton of clinker to 0.07 lbs./ton. Our current emission levels are below the limitations for mercury and THC so additional control equipment will not be required for these pollutants; however, we expect to incur increased costs for control equipment for PM 10 and HCL. There will also be additional costs for monitoring, testing and increased maintenance labor. As a result of these rule revisions, the Company will reassess its NESHAP strategy and planned capital expenditures, but major modifications to our approach appear unlikely at this time. Initial estimated costs to comply are discussed above under "Capital Resources". In subsequent events, on April 5, 2013, a coalition of environmental groups filed a Petition for Review with the D.C. Circuit Court of Appeals, expressing concerns about the extension of the NESHAP compliance date and the increase of the particulate matter emission standard. On April 19, 2013 the Portland Cement Association, of which Monarch is a member, filed a brief with the same court in support of the EPA.

   On September 9, 2010 the EPA published New Source Performance Standards (NSPS) for nitrous oxide (NOx), sulphur dioxide (SO2) and particulate matter (PM 10). The rule applies to new or modified sources. At this time, management does not anticipate that modifications necessitated to comply with NESHAP will trigger application of NSPS.

   Although we are not aware of any proposed or pending climate change regulations apart from the GHG controls noted above, climate change regulation could result in (1) increased energy costs, (2) a shift toward carbon neutral fuels or carbon neutral offset strategies and (3) increased labor costs to acquire the specialized technical expertise needed to comply with the environmental regulations. Demand for our products could decrease due to increased pollution control costs reflected in the price of our products. Conversely, demand could increase as others try to meet their government environmental mandates by using concrete products known for their sustainability benefits and energy efficiency.

   In management's opinion, the physical impact of a warmer climate in our market area would increase the number of days with weather conducive for work to proceed on construction projects which in turn would create the potential for greater profitability. Conversely, legislation and regulatory attempts to interfere with a natural warming cycle will, if successful, have an adverse effect on profitability. In addition, differences in environmental regulations in the United States from those of other cement producing countries could affect our ability to continue to compete with the cost of cement imported from other countries.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

   The Company invests in equity investments which are subject to market fluctuations. The Company held $26.9 million of equity securities, primarily of publicly traded entities, as of March 31, 2013. The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $2.6 million as of March 31, 2013. The remaining $24.3 million in equity investments, which are stated at fair value, are not hedged and are exposed to the risk of changing market prices. The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to fair value on the balance sheet at the end of each period unless they are securities for which the Company has not elected the fair value option. Securities carried at cost are adjusted for impairment, if conditions warrant. Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $1.5 million effect, net of deferred tax, on comprehensive income. At March 31, 2013, the Company evaluated all of its equity investments for impairment. The results of those evaluations are discussed in Note 8 of Notes to the Condensed Consolidated Financial Statements.

   The Company also has $22.7 million of bank loans as of March 31, 2013. Interest rates on the Company's advancing term loan and revolving loan are both variable and based on the WSJ prime rate less 1.50% with a 1.50% interest rate minimum or floor. Interest rates on the Company's term loan are variable and based on the WSJ prime rate less 1.25% with a 1.75% interest rate minimum or floor.

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

   There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION

Item 1.       Legal Proceedings

   The Company is not a party to any material legal proceedings.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

   Pursuant to the provisions of Monarch's Articles of Incorporation governing the conversion of its Class B Capital Stock into Capital Stock, a total of 2,278 shares of Monarch's Capital Stock were issued in the first quarter of 2013 upon conversion of an equal number of shares of Monarch's Class B Capital Stock, including the following share conversions as indicated below:

Shares of Capital Stock Issued Upon Conversion
of Class B Capital Stock

Date	Number of shares
January 21, 2013	500
February 11, 2013	453
March 8, 2013	1,325
Total	2,278

   The above shares of Capital Stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, which exemption is available for transactions involving securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.  The Company received no payment in connection with the issuances of such shares.  No underwriters were involved with the issuance of such shares and no commissions were paid in connection with such issuances.  There was no advertisement or general solicitation made in connection with the issuance of such shares.  Except as described above, Monarch did not issue or sell any shares of its Capital Stock or Class B Capital Stock during the three months ending March 31, 2013.  No repurchases of Capital Stock or Class B Capital Stock were made by the Company during the first quarter in 2013.

   In 1996, our Board of Directors authorized the purchase, through open market transactions, of up to 400,000 shares of Monarch's Capital Stock. On August 5, 2011, our Board of Directors authorized the purchase, through open market or private transactions, of 101,672 shares of Monarch's Capital Stock in addition to the existing 98,328 shares remaining from the Board's 1996 authorization for a total repurchase authority of 200,000 shares. Management's authorization has no expiration. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. As of March 31, 2013, Monarch continued to be authorized by the Board, exercisable in management's discretion, to purchase up to 183,266 shares of our Capital Stock.

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

Item 6.       Exhibits

31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated May 10, 2013.
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated May 10, 2013.
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company
(Registrant)

Date May 10, 2013	/s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr.
President and
Chairman of the Board
(principal executive officer)

Date May 10, 2013	/s/ Debra P. Roe
Debra P. Roe, CPA
Chief Financial Officer and
Assistant Secretary-Treasurer
(principal financial officer and
principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated May 10, 2013.
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated May 10, 2013.
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase