Form 10-Q
period 2013-06-30
MONARCH CEMENT CO
filed 2013-08-12
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-Q
____________________

(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2013, or

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
YES ☐  NO ☒

As of July 29, 2013, there were 2,586,721 shares of Capital Stock, par value $2.50 per share outstanding and 1,411,299 shares of Class B Capital Stock, par value $2.50 per share outstanding.

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

Item 1.       Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

ASSETS	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$2,212,781	$1,440,959
Receivables, less allowances of $793,000 in 2013
and $636,000 in 2012 for doubtful accounts	20,290,669	17,235,220
Inventories, priced at cost which is not in excess of market-
Finished cement	$5,323,967	$5,385,586
Work in process	2,802,353	3,040,112
Building products	4,535,533	4,324,133
Fuel, gypsum, paper sacks and other	7,417,404	6,760,554
Operating and maintenance supplies	13,382,548	13,244,419
Total inventories	$33,461,805	$32,754,804
Refundable federal and state income taxes	—	1,441,206
Deferred income taxes	750,000	750,000
Prepaid expenses	1,124,927	658,369
Assets held for sale, net	6,064,969	—
Total current assets	$63,905,151	$54,280,558
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
depreciation and depletion of $184,472,417 in 2013 and $193,109,379 in 2012	81,815,217	83,179,004
DEFERRED INCOME TAXES	15,442,458	14,964,458
INVESTMENTS, carried at fair value	22,137,134	24,761,746
INVESTMENTS, carried at cost	2,618,904	2,618,904
OTHER ASSETS	1,392,648	1,483,475
	$187,311,512	$181,288,145
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,955,770	$11,186,677
Current portion of term loan	1,428,571	1,237,816
Current portion of other long-term debt	175,000	175,000
Accrued liabilities	7,746,167	7,141,353
Total current liabilities	$17,305,508	$19,740,846
LONG-TERM DEBT	19,655,425	9,683,965
ACCRUED POSTRETIREMENT BENEFITS	36,947,948	36,262,992
ACCRUED PENSION EXPENSE	12,906,273	13,241,529
STOCKHOLDERS' EQUITY
Capital Stock, par value $2.50 per share, one vote per share - Authorized 10,000,000 shares,
Issued and Outstanding 2,585,321 shares at 06/30/2013 and 2,596,047 shares at 12/31/2012	$6,463,303	$6,490,117
Class B Capital Stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability, convertible at all times into Capital Stock on a share-for-share basis - Authorized 10,000,000 shares, Issued and Outstanding 1,412,699 shares at
06/30/2013 and 1,417,587 shares at 12/31/2012	3,531,747	3,543,968
Additional paid-in-capital	2,485,125	2,485,125
Retained earnings	95,887,901	97,214,376
Accumulated other comprehensive loss	(7,871,718)	(7,374,773)
TOTAL STOCKHOLDERS' EQUITY	$100,496,358	$102,358,813
	$187,311,512	$181,288,145

See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS
FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	For the Three months ended		For the Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
NET SALES	$37,954,290	$36,993,658	$60,744,506	$63,127,595
COST OF SALES	30,584,497	28,538,324	53,849,757	53,349,824
Gross profit from operations	$7,369,793	$8,455,334	$6,894,749	$9,777,771
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,633,683	3,571,349	7,548,124	7,286,299
Income (loss) from operations	$3,736,110	$4,883,985	$(653,375)	$2,491,472
OTHER INCOME (EXPENSE):
Interest income	$26,968	$28,593	$60,397	$55,012
Interest expense	(91,049)	(137,648)	(138,696)	(237,697)
Gain on sale of equity investments	812,588	152,014	3,881,872	567,544
Dividend income	742,886	24,578	1,491,622	25,787
Other, net	(26,638)	(5,552)	(13,189)	48,230
	$1,464,755	$61,985	$5,282,006	$458,876
Income from continuing operations before income taxes	$5,200,865	$4,945,970	$4,628,631	$2,950,348
PROVISION FOR INCOME TAXES	1,437,000	1,384,000	1,277,000	823,000
Income from continuing operations	$3,763,865	$3,561,970	$3,351,631	$2,127,348

Discontinued operations:
Loss from operations of Tulsa Dynaspan, Inc.	$(2,595,114)	$(309,113)	$(4,712,099)	$(1,427,826)
Income tax benefit	(710,000)	(84,000)	(1,300,000)	(398,000)
Loss from discontinued operations	$(1,885,114)	$(225,113)	$(3,412,099)	$(1,029,826)

NET INCOME (LOSS)	$1,878,751	$3,336,857	$(60,468)	$1,097,522

RETAINED EARNINGS, beginning of period	95,275,157	95,511,867	97,214,376	97,751,202
Less cash dividends	923,136	923,135	923,136	923,135
Less purchase and retirement of capital stock	342,871	—	342,871	—
RETAINED EARNINGS, end of period	$95,887,901	$97,925,589	$95,887,901	$97,925,589
Basic earnings (loss) per share:
From continuing operations	$0.94	$0.89	$0.83	$0.53
From discontinued operations	(0.47)	(0.06)	(0.85)	(0.26)
Net earnings (loss) per share	$0.47	$0.83	$(0.02)	$0.27
Cash dividends per share	$0.23	$0.23	$0.23	$0.23

See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
NET INCOME (LOSS)	$1,878,751	$3,336,857	$(60,468)	$1,097,522
OTHER COMPREHENSIVE INCOME (LOSS),
net of deferred tax

UNREALIZED APPRECIATION (DEPRECIATION)
ON AVAILABLE-FOR-SALE SECURITIES (Net of
deferred tax expense (benefit) of $(324,000), $220,000,
$812,000, and $1,940,000, respectively)	$(483,412)	$332,014	$1,219,872	$2,907,544

RECLASSIFICATION ADJUSTMENT FOR SALE OF
SECURITIES INCLUDED IN NET INCOME (LOSS)
(Net of deferred tax expense (benefit) of $324,000,
$60,000, $1,552,000, and $228,000, respectively)	(488,588)	(92,014)	(2,329,872)	(339,544)

PENSION AND POSTRETIREMENT, PRIOR
SERVICE COST (Net of deferred tax expense
(benefit) of $(5,000), $(9,000), $(10,000), and
$(9,000), respectively)	7,888	14,232	14,488	14,232

RECLASSIFICATION ADJUSTMENT FOR PENSION
AND POSTRETIREMENT NET (GAIN) LOSS (Net of
deferred tax expense (benefit) of $(196,000), $(403,000),
$(399,000), and $(403,000), respectively)	294,387	605,197	598,566	605,197

TOTAL OTHER COMPREHENSIVE INCOME (LOSS),
net of deferred tax	$(669,725)	$859,429	$(496,946)	$3,187,429
COMPREHENSIVE INCOME (LOSS)	$1,209,026	$4,196,286	$(557,414)	$4,284,951

See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$(60,468)	$1,097,522
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
Depreciation, depletion and amortization	5,908,122	5,884,758
Deferred income taxes	(147,000)	(93,000)
Gain on disposal of assets	(23,415)	(14,799)
Realized gain on sale of equity investments	(3,881,872)	(567,544)
Postretirement benefits and pension expense	1,371,754	1,204,987
Change in assets and liabilities:
Receivables, net	(3,055,449)	(5,228,629)
Inventories	(707,001)	(2,431,065)
Refundable income taxes	1,441,206	353,199
Prepaid expenses	(466,558)	(404,967)
Other assets	974	45,626
Accounts payable and accrued liabilities	(1,689,462)	1,576,956
Net cash provided by (used for) operating activities	$(1,309,169)	$1,423,044

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$(10,582,128)	$(3,009,507)
Proceeds from disposals of property, plant and equipment	72,598	27,783
Payment for purchases of equity investments	(605,974)	—
Proceeds from disposals of equity investments	5,262,458	1,444,378
Net cash used for investing activities	$(5,853,046)	$(1,537,346)

FINANCING ACTIVITIES:
Increase in revolving loan, net	$6,498,002	$4,310,296
Proceeds from bank loans	4,472,950	—
Payments on bank loans	(714,286)	(1,446,676)
Payments on other long-term debt	(94,451)	(100,704)
Cash dividends paid	(1,846,272)	(2,769,407)
Purchases of capital stock	(381,906)	—
Net cash provided by (used for) financing activities	$7,934,037	$(6,491)

Net increase (decrease) in cash and cash equivalents	$771,822	$(120,793)
Cash and Cash Equivalents, beginning of year	1,440,959	1,123,870
Cash and Cash Equivalents, end of period	$2,212,781	$1,003,077

Supplemental disclosures:
Interest paid, net of amount capitalized	$138,696	$237,697
Income tax refund	$1,371,246	$—
Capital equipment additions included in accounts payable	$143,631	$103,570

See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (UNAUDITED), AND DECEMBER 31, 2012

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

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

NOTE 2: DISCONTINUED OPERATIONS

In May 2013, the Company announced its decision to close the construction contract division of Tulsa Dynaspan, Inc. (TDI) in the Ready-Mixed Concrete Business segment and put the property, plant and equipment of the division up for sale. The decision to close the division, which produces precast/hollowcore products, was driven primarily as a result of incurring significant operating losses in each of the last three years.
On July 12, 2013, the Company signed a definitive agreement to sell the property, plant and equipment of TDI's ready-mixed concrete division known as Arrow Concrete Company (Arrow) and subsequently ceased operations of the division at the end of the same business day. The Company expects the transfer of Arrow's assets to be completed by the end of the fourth quarter 2013. Upon TDI's construction contract division closure, which is expected to be completed by the end of the fourth quarter 2013, the subsidiary will cease all operations. TDI's sales, reported in discontinued operations, for the six months ended June 30, 2013 and June 30, 2012, were $7.9 million and $6.0 million, respectively. Sales for the three months ended June 30, 2013 and June 30, 2012, were $2.7 million and $4.1 million, respectively. TDI's pretax loss, reported in discontinued operations, for the six months ended June 30, 2013 and June 30, 2012, were $4.7 million and $1.4 million, respectively. Pretax loss for the three months ended June 30, 2013 and June 30, 2012, were $2.6 million and $0.3 million, respectively. Prior period financial statements reflect the operations of TDI as a discontinued operation.
The assets of TDI that the Company intends to sell are presented separately under the caption “Assets held for sale, net” in the accompanying Condensed Consolidated Balance Sheet at June 30, 2013. The assets consist solely of property, plant and equipment. The asset group involved was tested for recoverability as of the balance sheet date and their fair value less cost to sell exceeded their carrying amount at the balance sheet date; accordingly no impairment loss was recognized. Costs incurred related to the closure and associated exit or disposal activities are not expected to be material.

NOTE 3: CHANGES IN ESTIMATES

During the economic downturn we substantially reduced our workforce in the construction contract division keeping primarily key personnel on staff. In 2012, we significantly increased the number of construction contracts we were awarded, requiring a larger skilled workforce than we had in place. Finding the personnel with the needed skills proved challenging at best, requiring additional training of new personnel and, in some cases, contracting out work we had intended to perform in house in an attempt to meet construction deadlines. These factors continued to result in cost overruns and gross profit declines in our Ready Mixed Concrete Business during the second quarter ending June 30, 2013. The change in estimates in construction contracts resulted in a $0.7 million reduction in net income recognized during the second quarter of 2013.

NOTE 4: RECEIVABLES

Our Company groups its operations into two lines of business - Cement Business and Ready-Mixed Concrete Business. The "Cement Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products, precast concrete construction, and sundry building materials business. Our Ready-Mixed Concrete Business includes precast concrete construction which involves short-term and long-term contracts. Short-term contracts for specific projects are generally of three to six months in duration. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Revenues for these contracts are recognized under the percentage of completion method of accounting using cost-to-cost measures. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Full provision is made for any anticipated losses. The majority of the long-term contracts will allow only scheduled billings and contain retainage provisions under which 5% to 10% of the contract invoicing may be withheld by the customer pending project completion. As of June 30, 2013, the amount of billed retainage which is included in accounts receivable was approximately $196,000, all of which is expected to be collected within one year. The amount of billed retainage which was included in accounts receivable at December 31, 2012 was approximately $170,000. The amount of unbilled revenue in accounts receivable was approximately $227,000 and $1,231,000 at June 30, 2013 and December 31, 2012, respectively. Unbilled revenue contained approximately $140,000 and $526,000 of not-currently-billable retainage at June 30, 2013 and December 31, 2012, respectively, which is expected to be collected within one year.

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2013, the amount of accounts payable related to property, plant and equipment was $143,631 compared to December 31, 2012 which was $157,126.

NOTE 6: INVENTORIES

We did not incur a temporary last-in, first-out (LIFO) liquidation gain during the six months ended June 30, 2013 or 2012. Additionally, we did not incur a temporary LIFO liquidation gain during the three months ended June 30, 2013. For the three months ended June 30, 2012, we restored a $0.5 million LIFO liquidation incurred in the first three months of 2012 as a result of reductions in finished cement and work in process inventory. The temporary LIFO liquidation gain had been deferred as a component of accrued liabilities.

NOTE 7: LINES OF BUSINESS

Corporate assets for 2013 and 2012 include cash and cash equivalents, deferred income taxes, investments and other assets. Corporate assets for 2012 also included refundable income taxes. The operations of TDI, a subsidiary in the Ready-Mixed Concrete Business segment, have been presented as a discontinued operation in the financial statements and not included in segment results for the current period. Prior period segment results reflect exclusion of TDI from corresponding items of segment information. Following is a summary of the Company's business segment results for the periods indicated:

	Cement Business	Ready- Mixed Concrete Business	Adjustments and Eliminations	Consolidated
For the Three Months Ended 6/30/13
Sales to unaffiliated customers	$16,141,303	$21,812,987	$—	$37,954,290
Intersegment sales	5,330,802	—	(5,330,802)	—
Total net sales	$21,472,105	$21,812,987	$(5,330,802)	$37,954,290
Income from operations	$3,140,627	$595,483		$3,736,110
Other income, net				1,464,755
Income before income taxes				$5,200,865
Capital Expenditures	$1,580,272	$1,401,918		$2,982,190

For the Three Months Ended 6/30/12
Sales to unaffiliated customers	$13,807,451	$23,186,207	$—	$36,993,658
Intersegment sales	5,390,409	—	(5,390,409)	—
Total net sales	$19,197,860	$23,186,207	$(5,390,409)	$36,993,658
Income from operations	$3,737,649	$1,146,336		$4,883,985
Other income, net				61,985
Income before income taxes				$4,945,970
Capital Expenditures	$1,034,587	$147,098		$1,181,685

For the Six Months Ended 6/30/13
Sales to unaffiliated customers	$24,585,967	$36,158,539	$—	$60,744,506
Intersegment sales	9,157,301	—	(9,157,301)	—
Total net sales	$33,743,268	$36,158,539	$(9,157,301)	$60,744,506
Income (loss) from operations	$423,057	$(1,076,432)		$(653,375)
Other income, net				5,282,006
Income before income taxes				$4,628,631
Capital Expenditures	$6,247,496	$3,851,794		$10,099,290

For the Six Months Ended 6/30/12
Sales to unaffiliated customers	$23,011,373	$40,116,222	$—	$63,127,595
Intersegment sales	9,169,438	—	(9,169,438)	—
Total net sales	$32,180,811	$40,116,222	$(9,169,438)	$63,127,595
Income from operations	$2,286,646	$204,826		$2,491,472
Other income, net				458,876
Income before income taxes				$2,950,348
Capital Expenditures	$1,689,646	$955,054		$2,644,700

	Cement Business	Ready- Mixed Concrete Business	Adjustments and Eliminations	Consolidated

Balance at 6/30/13
Identifiable Assets	$94,486,078	$48,271,509		$142,757,587
Corporate Assets				44,553,925
				$187,311,512

Balance at 12/31/12
Identifiable Assets	$88,491,938	$45,335,459		$133,827,397
Corporate Assets				47,460,748
				$181,288,145

NOTE 8: INVESTMENTS

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

The aggregate amount of equity securities carried at cost, for which the Company has not elected the fair value option, was $2.6 million as of June 30, 2013.  The remaining $22.1 million in equity security investments are stated at fair value. As of December 31, 2012, the aggregate amount of equity securities carried at cost was $2.6 million and the remaining $24.8 million in equity security investments were stated at fair value. The following table presents the fair value of the Company's available-for-sale equity securities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012:

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Assets:	Fair Value
Available-for-sale equity securities
Cement industry	$11,404,329	$11,404,329	$—	$—
General building materials industry	5,348,821	5,348,821	—	—
Oil and gas refining and marketing industry	4,830,060	4,830,060	—	—
Residential construction industry	553,924	553,924	—	—
Total assets measured at fair value	$22,137,134	$22,137,134	$—	$—

December 31, 2012:
Assets:
Available-for-sale equity securities
Cement industry	$12,477,760	$12,477,760	$—	$—
General building materials industry	5,751,005	5,751,005	—	—
Oil and gas refining and marketing industry	6,532,981	6,532,981	—	—
Total assets measured at fair value	$24,761,746	$24,761,746	$—	$—

There were no transfers between levels and there were no significant changes in the valuation techniques during the period ended June 30, 2013. No reconciliation (roll forward) of the beginning and ending balances for Level 3 is presented since the Company does not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either of the dates reported in the table above.  The Company has no liabilities at either date requiring remeasurement to fair value on a recurring basis in the balance sheet. The Company has no additional assets or liabilities at either date requiring remeasurement to fair value on a non-recurring basis in the balance sheet.

The following table shows the unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual trade lots of securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

Available-for-sale equity securities	Less than 12 Months		12 Months or Greater		Total
June 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential construction industry	$553,924	$52,050	$—	$—	$553,924	$52,050
Total	$553,924	$52,050	$—	$—	$553,924	$52,050

December 31, 2012
Cement industry	$—	$—	$15,379	$2,737	$15,379	$2,737
Total	$—	$—	$15,379	$2,737	$15,379	$2,737

Impairment Analysis

The Company owns stock in two privately-owned companies accounted for by the cost method; one in the brick industry and the other in the ethanol production industry. These investments were evaluated at June 30, 2013 and December 31, 2012 for impairment. The evaluations of the ethanol production industry investment for each period's impairment analysis were based on the specific identification of shares held and quoted prices in markets that are not active (Level 2 inputs) and no impairments were identified. Since there is not an active market for the brick industry investment, the Company relied on a discounted future net cash flow valuation (Level 3 inputs) of the issuer for each period's impairment analysis to determine if the average cost of shares were impaired and no impairment was identified. As a result of those evaluations, the Company does not consider these cost-method investments to be impaired at June 30, 2013 or December 31, 2012.

June 30, 2013 - - The Company's investments in available-for-sale equity securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each investment to market price. As a result of these evaluations, the Company did not identify any other-than-temporary impairments in investments which would have resulted in a recognized loss in earnings of equity investments. The Company did identify some specific investments in available-for-sale equity securities that were not other-than-temporarily impaired resulting in the recognition of unrealized losses (see table above). These unrealized losses relate to investments in the common stock of one company in the residential construction industry. When the Company evaluated impairment by comparing the specifically identified cost of each investment to market price as of July 22, 2013, the residential construction industry securities' price per share increased slightly from June 30, 2013 levels which reduced temporary impairments 9.5%. The Company evaluated the near-term prospects in relation to the severity of the impairments and the duration of the impairments. Based on that evaluation, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

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

Investment Results - - The investment results for June 30, 2013 and December 31, 2012 are as follows for available-for-sale equity securities carried at fair value:

	Amortized Cost	Gross Unrealized Holding		Fair Value
June 30, 2013		Gains	Losses
Available-for-sale equity securities
Cement industry	$2,940,000	$8,465,000	$—	$11,405,000
General building materials industry	3,600,000	1,750,000	—	5,350,000
Oil and gas refining and marketing industry	340,000	4,490,000	—	4,830,000
Residential construction industry	610,000	—	55,000	555,000
Total available-for-sale equity securities	$7,490,000	$14,705,000	$55,000	$22,140,000

Total gross unrealized gains, net of losses		$14,650,000
Less: Deferred taxes on unrealized holding gains		5,860,000
Unrealized gains recorded in equity, net of deferred tax		$8,790,000

December 31, 2012
Available-for-sale equity securities
Cement industry	$4,190,000	$8,290,000	$—	$12,480,000
General building materials industry	3,600,000	2,150,000	—	5,750,000
Oil and gas refining and marketing industry	470,000	6,060,000	—	6,530,000
Total available-for-sale equity securities	$8,260,000	$16,500,000	$—	$24,760,000

Total gross unrealized gains		$16,500,000
Less: Deferred taxes on unrealized holding gains		6,600,000
Unrealized gains recorded in equity, net of deferred tax		$9,900,000

Investment-related cash flow information for June 30, 2013 and December 31, 2012 is as follows:

	2013	2012
Proceeds from sale of equity securities	$5,262,458	$6,799,194
Realized gain on equity securities	$3,881,872	$4,173,141
Payment for purchases of equity securities	$605,974	$—

NOTE 9: PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the six months ended June 30, 2013 and 2012:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Service cost	$435,058	$399,438	$390,113	$352,064
Interest cost	968,712	988,056	804,117	872,984
Less: Expected return on plan assets	1,174,726	1,040,385	—	—
Amortization of prior service cost	49,864	54,371	(25,376)	(25,756)
Recognized net actuarial loss	666,817	617,177	—	—
Unrecognized net loss	—	—	330,749	390,900
Net periodic expense	$945,725	$1,018,657	$1,499,603	$1,590,192

The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the three months ended June 30, 2013 and 2012:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Service cost	$217,529	$199,652	$185,154	$185,732
Interest cost	484,356	493,862	381,647	460,544
Less: Expected return on plan assets	587,363	520,018	—	—
Amortization of prior service cost	24,932	27,176	(12,044)	(13,588)
Recognized net actuarial loss	333,409	308,485	—	—
Unrecognized net loss	—	—	156,978	206,219
Net periodic expense	$472,863	$509,157	$711,735	$838,907

As previously disclosed in our financial statements for the year ended December 31, 2012, Monarch expects to contribute approximately $2,470,000 to the pension fund in 2013. As of June 30, 2013, we have contributed approximately $564,000 to the fund and anticipate contributing approximately an additional $1,906,000 to this plan in 2013 for a total of $2,470,000.

The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets. As previously disclosed in our financial statements for the year ended December 31, 2012, Monarch expects expenditures of approximately $1,630,000 for this plan in 2013. As of June 30, 2013, we have contributed approximately $509,000 and anticipate contributing an additional $1,121,000 to this plan in 2013 for a total of $1,630,000.

NOTE 10: RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the reclassifications out of accumulated other comprehensive loss for the periods indicated and the affected line item in the statements where net income is presented:

	For the Three Months Ended		For the Six Months Ended
Reclassifications for	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net periodic pension and postretirement costs in:
Cost of Sales	$(307,755)	$(612,565)	$(611,208)	$(612,565)
Selling, General & Administrative Expenses	(195,520)	(418,864)	(410,846)	(418,864)

Unrealized net gains on available-for-sale securities in:
Gain on sale of equity investments	812,588	152,014	3,881,872	567,544

Less: Income tax expense (benefit)	123,000	(352,000)	1,143,000	(184,000)
Reclassifications, net of tax	$186,313	$(527,415)	$1,716,818	$(279,885)

NOTE 11: OTHER NONOPERATING INCOME OR EXPENSE

Other, net contains miscellaneous nonoperating income (expense) items other than interest income, interest expense, gains on equity investments and dividend income.

NOTE 12: EARNINGS PER SHARE

Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 4,008,584 and 4,011,095 in the second quarter and first six months of 2013, respectively. The weighted average number of shares outstanding was 4,013,634 in the second quarter and first six months of 2012. The Company has no capital stock equivalents and therefore, does not report diluted earnings per share.

NOTE 13: INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2010 or state income tax examinations for years before 2009. The Company believes it is not subject to any significant tax risk. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any significant interest expenses recognized during the six months ended June 30, 2013 or June 30, 2012.

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q report filed with the Securities and Exchange Commission (SEC) constitute "forward-looking statements". Except for historical information, the statements made in this report are forward-looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as "should", "expect", "anticipate", "believe", "intend", "may", "hope", "forecast" or similar words.  In particular, statements with respect to variations in future demand for our products in our market area or the future activity of federal and state highway programs and other major construction projects; the timing, scope, cost, benefits of, and source of funding for our proposed and recently completed capital improvements; our forecasted cement sales; the timing and source of funds for the repayment of our revolving loan; our ability to pay dividends at the current level; the timing and/or collectability of retainage; our anticipated expenditures for benefit plans; our anticipated increase in solid fuels and electricity required to operate our facilities and equipment; and the impact of climate change on our business are all forward-looking statements. You should be aware that forward-looking statements involve known and unknown risks, uncertainties and other factors that may affect the actual results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others:

•	general economic and business conditions;

•	competition;

•	raw material and other operating costs;

•	costs of capital equipment;

•	changes in business strategy or expansion plans;

•	demand for our Company's products;

•	cyclical and seasonal nature of our business;

•	the effect of weather on our business;

•	the effect of environmental and other governmental regulations;

•	the availability of credit at reasonable prices; and

•	the effect of federal and state funding on demand for our products.

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

In May 2013, the Company announced its decision to close the construction contract division of Tulsa Dynaspan, Inc. (TDI) in the Ready-Mixed Concrete Business segment. In addition, the Company signed a definitive agreement on July 12, 2013 to sell the property, plant and equipment of TDI's ready-mixed concrete division known as Arrow Concrete Company (Arrow) and subsequently ceased the operations of the division at the end of the same business day. Upon TDI's construction contract division closure, which is expected to be completed by the end of the fourth quarter 2013, the subsidiary will cease all operations. Prior period financial statements reflect the operations of TDI as a discontinued operation and their operating results are not included in the current or prior period when comparing segment information as discussed below. See Note 2: Discontinued Operations, of Notes to the Condensed Consolidated Financial Statements, for disclosures and further information about TDI's discontinued operations.
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

The Portland Cement Association's (PCA) latest forecast cites improving underlying economic fundamentals, the existence of large pent-up demand balances and the diminishment of economic fiscal cliff uncertainty as the drivers of strong growth rates in 2013 and an increase in cement consumption. PCA expects a 6.2% growth in national cement consumption in 2013 which is significantly higher than the mild volume gains projected in its fall 2012 report. The upward revisions reflect adjustments made in light of the recent fiscal cliff accord, recognition of stronger economic momentum and markedly more optimistic assessments regarding residential construction activity.

RESULTS OF OPERATIONS - SECOND QUARTER OF 2013 COMPARED TO SECOND QUARTER OF 2012

Consolidated net sales for the three months ended June 30, 2013 increased by $0.9 million from the three months ended June 30, 2012. Sales in our Cement Business were higher by $2.3 million and sales in our Ready-Mixed Concrete Business were lower by $1.4 million. Cement Business sales increased $2.1 million as a result of a 15.1% increase in volume sold and increased $0.2 million as a result of price increases. Ready-mixed concrete sales in our Ready-Mixed Concrete Business decreased $0.6 million due to a 3.3% decrease in cubic yards sold and $0.2 million due to price decreases. In addition, sales of brick, block and other sundry items declined by $0.6 million.

Consolidated cost of sales for the three months ended June 30, 2013 increased by $2.0 million when compared to the three months ended June 30, 2012.  Cost of sales in our Cement Business was higher by $2.9 million and cost of sales in our Ready-Mixed Concrete Business decreased by $0.9 million. Cement Business cost of sales increased $1.3 million due to the 15.1% increase in volume sold. In addition, the shutdown which began in the first quarter of 2013 continued into the first two weeks of the second quarter as did the costs related to repair and maintenance of the cement production facilities. These costs as well as higher production costs related to work in process resulting from the inefficiencies of lower production levels in the second quarter of 2013 as compared to the same period of 2012 contributed to a $1.6 million increase in cost of sales in the Cement Business. Ready-Mixed Concrete Business cost of sales decreased by $0.5 million as a result of the 3.3% decline in cubic yards of ready-mixed concrete sold. This volume decrease was partially offset by a $0.1 million increase related to delivery and production cost increases. Cost of sales in brick, block and other sundry items decreased by $0.5 million.

Our overall gross profit rate for the three months ended June 30, 2013 was 19.4% versus 22.9% for the three months ended June 30, 2012. As a result of the above sales and cost of sales factors, the gross profit rate for the Cement Business declined from 39.9% for the three months ended June 30, 2012 to 30.4%  for the three months ended June 30, 2013. The gross profit rate for the Ready-Mixed Concrete Business declined from 12.7%  for the three months ended June 30, 2012 to 11.3% for the three months ended June 30, 2013.

Selling, general and administrative expenses were relatively unchanged for the three months ended June 30, 2013 compared to the same period of 2012. These costs are normally considered fixed costs that do not vary significantly with changes in sales volumes.

Sales of equity investments during the three months ended June 30, 2013 and 2012 resulted in gains of approximately $0.8 million and $0.2 million, respectively. The gain increased by $0.6 million in 2013 from 2012 levels primarily due to the significantly higher gain per share and the larger volume of shares traded in 2013. Dividend income of $0.7 million for the second quarter of 2013 was primarily related to our investment in the oil and gas refining and marketing industry. Dividend income was insignificant for the second quarter of 2012.

The effective tax rates for the three months ended June 30, 2013 and 2012 were 27.9% and 28.0%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates.

RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 2013 COMPARED TO THE FIRST SIX MONTHS OF 2012

Consolidated net sales, for the six months ended June 30, 2013, decreased by $2.4 million when compared to the six months ended June 30, 2012. Sales in our Cement Business increased $1.6 million and sales in our Ready-Mixed Concrete Business decreased $4.0 million. Cement Business sales increased $1.4 million primarily due to a 6.2% increase in volume sold and $0.2 million from price increases. Ready-mixed concrete sales decreased $2.0 million due to a 6.6% decrease in cubic yards sold and $2.0 million due to decreases in brick, block, aggregates and other sundry items sales.

Consolidated cost of sales, for the six months ended June 30, 2013, increased by $0.5 million when compared to the six months ended June 30, 2012. Cost of sales in our Cement Business increased $3.3 million and cost of sales in our Ready-Mixed Concrete Business decreased $2.8 million. Cement Business cost of sales increased $1.1 million due to the 6.2% increase in volume sold. In addition, costs related to repair and maintenance of the cement production facilities and higher production costs related to work in process resulting from the inefficiencies of lower production levels during the shutdown in the first quarter of 2013 contributed to a $2.2 million increase in cost of sales in the Cement Business. During the first quarter of 2012, the cement production facilities were shut down for three weeks without any major repair and maintenance costs or production labor costs since the majority of those production employees were laid off. Ready-Mixed Concrete Business cost of sales decreased $1.8 million due to the 6.6% decrease in cubic yards of ready-mixed concrete sold. This volume decrease was partially offset by a $0.6 million increase related to delivery and production cost increases. Lower sales volumes of brick, block, aggregates and other sundry items resulted in a $1.6 million decrease in cost of sales.

Our overall gross profit rate declined from 15.5% for the six months ended June 30, 2012 to 11.4% for the six months ended June 30, 2013. The gross profit rate for the Cement Business decreased from 25.7% for the six months ended June 30, 2012 to 16.9% for the six months ended June 30, 2013. The gross profit rate for the Ready-Mixed Concrete Business declined from 9.6% for the six months ended June 30, 2012 to 7.6% for the six months ended June 30, 2013.

Selling, general, and administrative expenses increased by $0.3 million or 3.6% for the six months ended June 30, 2013 as compared to the corresponding period in 2012. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.

Gain on sale of equity investments increased by $3.3 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to the significantly higher gain per share in the first six months of 2013 as compared to the same period in 2012. Dividend income of $1.5 million for the first six months of 2013 was primarily related to our investment in the oil and gas refining and marketing industry. Dividend income was insignificant for the first six months of 2012.

The effective tax rates for the six months ended June 30, 2013 and 2012 were 27.6% and 27.9%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates.

LIQUIDITY

The Company considers all liquid investments with original maturities of three months or less which we do not intend to roll over beyond three months to be cash equivalents. At June 30, 2013 and December 31, 2012, cash equivalents consisted primarily of money market investments and repurchase agreements with various banks.

We are able to meet our cash needs primarily from a combination of operations, the sale of equity investments and bank loans.

Operating activities used $1.3 million and provided $1.4 million during the six months ended June 30, 2013 and June 30, 2012, respectively. The $2.7 million increase in cash used in 2013 over 2012 was driven by lower production volumes, lower gross profit margins and unfavorable changes in accounts payable and accrued liabilities partially offset by favorable changes in refundable income taxes, receivables, and inventory. Realized gains from the disposal of available-for-sale equity securities in net income increased $3.3 million during the first six months of 2013 compared to the same period of 2012 and are not indicative of the operating margins for the period.

Investing activities used $5.9 million and $1.5 million during the first six months of 2013 and 2012, respectively. The difference between the two periods is primarily related to the $7.6 million increase in the acquisition of property, plant and equipment and the $0.6 million payment for purchases of equity investments offset by a $3.8 million increase in proceeds from the sale of available-for-sale equity investments during the six months ended June 30, 2013 from the same period in 2012. Property, plant and equipment purchases through the second quarter of 2013 included $6.2 million primarily related to NESHAP compliance in our cement production facilities and $4.3 million related to routine equipment purchases in our Ready-Mixed Concrete Business. TDI's equipment purchases of $0.4 million are included in the Ready-Mixed Concrete Business purchases.

Financing activities provided $7.9 million and used $0.0 million for the six months ended June 30, 2013 and June 30, 2012, respectively. The difference is primarily due to increases in the revolving credit, the term loan and the advancing term loan during 2013. The bank loans were used to cover operating expenses and for the capital expenditures discussed in the previous paragraph. Additionally, the Company paid a cash dividend in December of 2012 that would have typically been paid in January of 2013 which resulted in only one dividend payment  in the first quarter of 2013 (paid in March) instead of the normal two payments. This decreased the usage of cash in the first six months of 2013 compared to the first six months of 2012 by $0.9 million.

On December 31, 2012, the Company entered into a new credit agreement with its current lender, BOKF, NA dba Bank of Oklahoma (Bank of Oklahoma), which amended and restated its existing credit agreement. The new agreement provides for a secured credit commitment consisting of a $10.0 million advancing term loan maturing December 31, 2015, a $10.0 million term loan maturing December 31, 2017 and a $15.0 million revolving loan maturing December 31, 2015. Interest rates on the Company's advancing term loan and revolving loan are both variable and based on the rate of interest regularly published by the Wall Street Journal and designated as the U.S. Prime Rate (herein referred to as the WSJ prime rate) less 1.50% with a 1.50% interest rate minimum or floor. Interest rates on the Company's term loan are variable and based on the WSJ prime rate less 1.25% with a 1.75% interest rate minimum or floor. The new agreement requires the Company to pledge its investment account, receivable accounts and inventory to Bank of Oklahoma as collateral for the advancing term loan, the term loan and revolving loan. The Company is obligated to maintain at least $12.0 million in its pledged investment account. The carrying value of receivables, inventory and the investment account pledged as collateral was $20.3 million, $33.5 million and $21.6 million, respectively as of June 30, 2013. The agreement also contains financial covenants requiring the Company, as of the end of any fiscal quarter, to maintain a minimum tangible net worth before accumulated other comprehensive income (loss) of $95.0 million and a minimum tangible net worth after accumulated other comprehensive income (loss) of $85.0 million. The Company was in compliance with these requirements as of June 30, 2013.

As of June 30, 2013, the Company had $9.3 million outstanding on its term loan, $4.5 million on its advancing term loan, and $6.6 million on its revolving loan leaving balances available of $5.5 million and $8.4 million on the advancing term loan and revolving loan, respectively. The annual weighted average interest rate we paid on the term loan during the second quarter and first six months of 2013 and 2012 was 2.00% and 3.25%, respectively. The annual weighted average interest rate we paid on the revolving loan during the second quarter and first six months of 2013 and 2012 was 1.75% and 3.50%, respectively. The annual weighted average interest rate we paid on the advancing term loan during the second quarter and first six months of 2013 was 1.75%. The Company did not have an advancing term loan during 2012. As of June 30, 2013, the applicable interest rate was 2.00% on the term loan and 1.75% on the revolving loan and advancing term loan. The term loan, which originated in 2000, was used to help finance the expansion project at our cement manufacturing facility. The revolving loan is used to cover operating expenses primarily during the first half of the year when we build inventory due to the seasonality of our business and for capital expenditures. It is anticipated that the advancing term loan will be primarily used to help finance our NESHAP capital expenditures. For further discussion on NESHAP, see "Capital Resources" below. Our Board of Directors has given management the authority to borrow a maximum of $50 million. We have not discussed additional financing with any banks or other financial institutions and any such financing would be prohibited under our current credit agreement; therefore, no assurances can be given that we will be able to obtain it on favorable terms, if at all, or that our current lender would consent to such borrowing.

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

The Company was required to make a pension contribution for 2012. The Company's contribution was approximately $3.5 million. No estimates of required pension payments have been asked for or scheduled beyond 2013. Based on the pension laws currently in effect, any resulting increases in minimum funding requirements could cause a negative impact to our liquidity. See Note 9: Pension and Other Postretirement Benefits, of Notes to the Condensed Consolidated Financial Statements, for disclosures about 2013 pension contributions.

FINANCIAL CONDITION

Total assets as of June 30, 2013 were $187.3 million, an increase of $6.0 million since December 31, 2012. Receivables increased $3.1 million from December 31, 2012 to June 30, 2013 primarily due to sales being $6.1 million higher in the month of June 2013 as compared to the month of December 2012. Total inventories increased $0.7 million primarily due to the $0.7 million increase in fuel, gypsum, paper sacks and other. Increases in receivables and inventory are common during the first six months of the year due to the seasonality of our business (See Seasonality below). Prepaid expenses increased by $0.5 million primarily due to insurance deposits.

The Company's quarterly estimated tax payments, based on annualized income as of September 2012, exceeded our 2012 taxes which resulted in refundable income taxes of $1.4 million at 2012 year end. The Company received the state and federal tax refunds in the second quarter of 2013.

Property, plant and equipment, including those in Assets held for sale, increased $4.7 million, net of accumulated depreciation, primarily as a result of the capital expenditures related to NESHAP compliance in our cement production facilities and routine equipment purchases in our Ready-Mixed Concrete Business segment. The Assets held for sale, net are comprised solely of property, plant and equipment held for sale by the discontinued operations of TDI.

Investments carried at fair value decreased $2.6 million primarily as a result of sales of equity securities which decreased our holdings by $4.5 million partially offset $1.9 million as a result of the increased fair value per share of our holdings.

Accounts payable decreased $3.2 million from December 31, 2012 to June 30, 2013 primarily as a result of decreases in payables related to TDI's construction contracts and cement production facilities' repair and maintenance projects.

Cash dividends liability and prepayments held on account, components of accrued liabilities, changed by $(0.9) million and $1.5 million, respectively, from December 31, 2012 to June 30, 2013. The cash dividends liability decreased due to the timing of when dividends are declared and paid.

Indebtedness increased $10.2 million during the first six months of 2013 primarily due to increased utilization of our revolving loan and advancing term loan to fund temporary operating expenses and approximately $10.6 million for cash expenditures for property, plant and equipment.

CAPITAL RESOURCES

The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Property, plant and equipment expenditures during the first six months of 2013 totaled $10.6 million. Cash expenditures for property, plant and equipment also totaled $10.6 million, excluding the amounts that are included in accounts payable. Approximately 59% of these expenditures were related to the Cement Business primarily for NESHAP compliance projects and 41% were for routine equipment purchases in the Ready-Mixed Concrete Business. Approximately $0.4 million of the expenditures in the Ready-Mixed Concrete Business were related to acquisitions by TDI.

The Company does not currently meet certain emission limitations included in the latest regulations issued by the EPA. For discussion on the regulations, see "Environmental Regulations" below.  In 2010, the EPA published modifications to the NESHAP regulations with a compliance date for all U.S. cement plants of September 9, 2013. The Company formulated a strategy to attempt to achieve compliance with the then existing regulations and in 2011 began installing additional pollution control equipment in its Cement Business. In December 2012, the EPA issued a final rule amending NESHAP again with a new compliance date of September 2015. As a result of the rule revisions, which have been challenged in court by certain environmental groups, the Company will reassess its NESHAP strategy and planned capital expenditures, but major modifications to our approach appear unlikely at this time. We have completed installation of a hydrated lime injection system and essentially completed installation of additional dust collectors on both kilns at a cost of $0.4 million and $3.5 million, respectively. We have also essentially completed the modification to our roller mill and related equipment at a cost of $7.9 million. Other planned modifications (and estimated cost) which are in various phases of implementation include upgraded dust collectors on both clinker coolers ($4.5 million) and combining kiln stacks ($1.4 million). Current plans are to commence installation and modification of this equipment during the first quarter of 2015. To date, we have expended $12.5 million towards projects related to NESHAP compliance. Cost estimates will be updated as the modifications are engineered and priced for our facility. There is no proven technology that enables us to give 100% assurance that we can reach the limits required by the new regulations; however, we feel compliance is possible at our modern facility.

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

On December 20, 2012, the EPA issued a final rule amending NESHAP for the Portland Cement Manufacturing Industry and the New Source Performance Standards (NSPS) for Portland Cement Plants. The final rule, published in the Federal Register on February 12, 2013, extends the compliance date by two years to September 9, 2015 and relaxes particulate matter emission standards for existing and new sources. It is the culmination of over two years of reconsideration and litigation surrounding these regulations. The final version adopts the less stringent limits and requirements that were sought by the cement industry. Both the initial rule and the final rule require more stringent emission limitations on mercury (Hg), total hydrocarbons (THC) and hydrochloric acid (HCL). Particulate matter less than 10 microns in diameter (PM 10) limitations were raised from 0.04 lbs./ton of clinker to 0.07 lbs./ton. Our current emission levels are below the limitations for mercury and THC so additional control equipment will not be required for these pollutants; however, we expect to incur increased costs for control equipment for PM 10 and HCL. There will also be additional costs for monitoring, testing and increased maintenance labor. As a result of these rule revisions, the Company will reassess its NESHAP strategy and planned capital expenditures, but major modifications to our approach appear unlikely at this time. Initial estimated costs to comply are discussed above under "Capital Resources". On April 5, 2013, a coalition of environmental groups filed a Petition for Review with the D.C. Circuit Court of Appeals, expressing concerns about the extension of the NESHAP compliance date and the increase of the particulate matter emission standard. Their requested stay, if granted, would ensure that the extension and other provisions in the February 12 rule would not take effect while the court considered the matter. However, on June 11, 2013 the D.C. Circuit Court of Appeals denied the motion to stay the new compliance deadline of the Portland Cement NESHAP rule. The court did, however, agree to an expedited briefing schedule to address the NESHAP challenge. The expedited briefing schedule requires that final briefs be filed by the end of August 2013.

On September 9, 2010 the EPA published New Source Performance Standards (NSPS) for nitrous oxide (NOx), sulphur dioxide (SO2) and particulate matter (PM 10). The rule applies to new or modified sources. At this time, management does not anticipate that modifications necessitated to comply with NESHAP will trigger application of NSPS.

Although we are not aware of any proposed or pending climate change regulations apart from the GHG controls noted above, climate change regulation could result in (1) increased energy costs, (2) a shift toward carbon neutral fuels or carbon neutral offset strategies and (3) increased labor costs to acquire the specialized technical expertise needed to comply with the environmental regulations. Demand for our products could decrease due to increased pollution control costs reflected in the price of our products. Conversely, demand could increase as others try to meet their government environmental mandates by using concrete products known for their sustainability, resilience and energy efficiency.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

The Company invests in equity investments which are subject to market fluctuations. The Company held $24.7 million of equity securities, primarily of publicly traded entities, as of June 30, 2013. The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $2.6 million as of June 30, 2013. The remaining $22.1 million in equity investments, which are stated at fair value, are not hedged and are exposed to the risk of changing market prices. The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to fair value on the balance sheet at the end of each period unless they are securities for which the Company has not elected the fair value option. Securities carried at cost are adjusted for impairment, if conditions warrant. Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $1.3 million effect, net of deferred tax, on comprehensive income. At June 30, 2013, the Company evaluated all of its equity investments for impairment. The results of those evaluations are discussed in Note 8: Investments, of Notes to the Condensed Consolidated Financial Statements.

The Company also has $20.4 million of bank loans as of June 30, 2013. Interest rates on the Company's advancing term loan and revolving loan are both variable and based on the WSJ prime rate less 1.50% with a 1.50% interest rate minimum or floor. Interest rates on the Company's term loan are variable and based on the WSJ prime rate less 1.25% with a 1.75% interest rate minimum or floor.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION

Item 1.       Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the provisions of Monarch's Articles of Incorporation governing the conversion of its Class B Capital Stock into Capital Stock, a total of 2,610 shares of Monarch's Capital Stock were issued in the second quarter of 2013 upon conversion of an equal number of shares of Monarch's Class B Capital Stock, including the following share conversions as indicated below:

Shares of Capital Stock Issued Upon Conversion
of Class B Capital Stock

Date	Number of shares
April 11, 2013	100
April 18, 2013	25
April 25, 2013	1,333
May 8, 2013	118
May 28, 2013	34
June 28, 2013	1,000
Total	2,610

The above shares of Capital Stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, which exemption is available for transactions involving securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.  The Company received no payment in connection with the issuances of such shares.  No underwriters were involved with the issuance of such shares and no commissions were paid in connection with such issuances.  There was no advertisement or general solicitation made in connection with the issuance of such shares.  Except as described above, Monarch did not issue or sell any shares of its Capital Stock or Class B Capital Stock during the quarter ending June 30, 2013.

The Company repurchased 15,614 shares of its Capital Stock in isolated, open-market transactions during the second quarter of 2013. These repurchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning repurchase authority				183,266
April 1-30	—	—	—	183,266
May 1-31	8,950	$23.75	8,950	174,316
June 1-30	6,664	$25.41	6,664	167,652
Total	15,614	$24.46	15,614	167,652

On August 5, 2011, our Board of Directors authorized the purchase, through open market or private transactions, of 101,672 shares of Monarch's Capital Stock in addition to the existing 98,328 shares remaining from the Board's 1996 authorization for a total repurchase authority of 200,000 shares. Management's authorization has no expiration. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. As of June 30, 2013, Monarch continued to be authorized by the Board, exercisable in management's discretion, to purchase up to 167,652 shares of our Capital Stock.

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

Item 6.       Exhibits

31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated August 12, 2013.
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated August 12, 2013.
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company (Registrant)

Date	August 12, 2013	/s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr. President and Chairman of the Board (principal executive officer)

Date	August 12, 2013	/s/ Debra P. Roe
Debra P. Roe, CPA Chief Financial Officer and Assistant Secretary-Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated August 12, 2013.
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated August 12, 2013.
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase