Form 10-Q
period 2013-09-30
MONARCH CEMENT CO
filed 2013-11-08
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-Q
____________________

(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2013, or

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

As of October 28, 2013, there were 2,596,718 shares of Capital Stock, par value $2.50 per share outstanding and 1,383,529 shares of Class B Capital Stock, par value $2.50 per share outstanding.

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

Item 1.       Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,341,534	$1,440,959
Receivables, less allowances of $1,125,000 in 2013
and $636,000 in 2012 for doubtful accounts	17,679,824	17,235,220
Inventories, priced at cost which is not in excess of market-
Finished cement	$3,015,431	$5,385,586
Work in process	2,006,587	3,040,112
Building products	4,433,174	4,324,133
Fuel, gypsum, paper sacks and other	7,495,147	6,760,554
Operating and maintenance supplies	13,261,676	13,244,419
Total inventories	$30,212,015	$32,754,804
Refundable federal and state income taxes	—	1,441,206
Deferred income taxes	750,000	750,000
Prepaid expenses	1,050,633	658,369
Assets held for sale, net	4,632,726	—
Total current assets	$57,666,732	$54,280,558
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
depreciation and depletion of $186,308,480 in 2013 and $193,109,379 in 2012	81,415,534	83,179,004
DEFERRED INCOME TAXES	15,298,458	14,964,458
INVESTMENTS, carried at fair value	22,475,500	24,761,746
INVESTMENTS, carried at cost	2,618,904	2,618,904
OTHER ASSETS	1,345,226	1,483,475
	$180,820,354	$181,288,145
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,550,311	$11,186,677
Current portion of term loan	1,428,571	1,237,816
Current portion of other long-term debt	175,000	175,000
Accrued liabilities	6,907,924	7,141,353
Total current liabilities	$17,061,806	$19,740,846
LONG-TERM DEBT	12,642,027	9,683,965
ACCRUED POSTRETIREMENT BENEFITS	37,217,647	36,262,992
ACCRUED PENSION EXPENSE	12,456,494	13,241,529
STOCKHOLDERS' EQUITY
Capital Stock, par value $2.50 per share, one vote per share - Authorized 10,000,000 shares,
Issued and Outstanding 2,571,998 shares at 09/30/2013 and 2,596,047 shares at 12/31/2012	$6,429,995	$6,490,117
Class B Capital Stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability, convertible at all times into Capital Stock on a share-for-share basis - Authorized 10,000,000 shares, Issued and Outstanding 1,408,249 shares at
09/30/2013 and 1,417,587 shares at 12/31/2012	3,520,623	3,543,968
Additional paid-in-capital	2,485,125	2,485,125
Retained earnings	96,553,328	97,214,376
Accumulated other comprehensive loss	(7,546,691)	(7,374,773)
TOTAL STOCKHOLDERS' EQUITY	$101,442,380	$102,358,813
	$180,820,354	$181,288,145
See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
NET SALES	$40,947,350	$36,987,210	$101,691,856	$100,114,805
COST OF SALES	34,997,608	30,734,889	88,847,365	84,084,713
Gross profit from operations	$5,949,742	$6,252,321	$12,844,491	$16,030,092
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,900,586	3,715,906	11,448,710	11,002,205
Income from operations	$2,049,156	$2,536,415	$1,395,781	$5,027,887
OTHER INCOME (EXPENSE):
Interest income	$49,458	$27,708	$109,855	$82,720
Interest expense	(91,524)	(121,962)	(230,220)	(359,659)
Gain on sale of equity investments	—	3,605,597	3,881,872	4,173,141
Dividend income	87,786	19,014	1,579,408	44,801
Other, net	27,887	80,139	14,698	128,369
	$73,607	$3,610,496	$5,355,613	$4,069,372

Income from continuing operations before income taxes	$2,122,763	$6,146,911	$6,751,394	$9,097,259
PROVISION FOR INCOME TAXES	613,000	1,715,000	1,890,000	2,538,000
Income from continuing operations	$1,509,763	$4,431,911	$4,861,394	$6,559,259

Discontinued operations:
Income (loss) from operations of Tulsa Dynaspan, Inc.
(including gain on disposal of $2,628,000, $0,
$2,625,000, and $0, respectively)	$617,625	$(3,011,537)	$(4,094,474)	$(4,439,363)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	155,000	(840,000)	(1,145,000)	(1,238,000)
Income (loss) on discontinued operations	$462,625	$(2,171,537)	$(2,949,474)	$(3,201,363)

NET INCOME	$1,972,388	$2,260,374	$1,911,920	$3,357,896

RETAINED EARNINGS, beginning of period	95,887,901	97,925,589	97,214,376	97,751,202
Less cash dividends	919,544	923,136	1,842,680	1,846,271
Less purchase and retirement of capital stock	387,417	—	730,288	—
RETAINED EARNINGS, end of period	$96,553,328	$99,262,827	$96,553,328	$99,262,827
Basic earnings (loss) per share:
From continuing operations	$0.37	$1.11	$1.21	$1.64
From discontinued operations	0.12	(0.54)	(0.73)	(0.80)
Net earnings per share	$0.49	$0.57	$0.48	$0.84
Cash dividends per share	$0.23	$0.23	$0.46	$0.46
See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
NET INCOME	$1,972,388	$2,260,374	$1,911,920	$3,357,896
OTHER COMPREHENSIVE INCOME (LOSS),
net of deferred tax

UNREALIZED APPRECIATION
(DEPRECIATION) ON AVAILABLE-
FOR-SALE SECURITIES (Net of deferred
tax expense (benefit) of $12,000, $1,836,000,
$824,000, and $3,776,000, respectively)	$18,000	$2,759,597	$1,237,872	$5,667,141

RECLASSIFICATION ADJUSTMENT FOR
SALE OF SECURITIES INCLUDED IN
NET INCOME (Net of deferred tax expense
(benefit) of $0, $1,440,000, $1,552,000,
and $1,668,000, respectively)	—	(2,165,597)	(2,329,872)	(2,505,141)

PENSION AND POSTRETIREMENT, PRIOR
SERVICE COST (Net of deferred tax expense
(benefit) of $(5,000), $(8,000), $(15,000), and
$(17,000), respectively)	7,244	11,881	21,732	26,113

RECLASSIFICATION ADJUSTMENT FOR
PENSION AND POSTRETIREMENT NET
(GAIN) LOSS (Net of deferred tax expense
(benefit) of $(199,000), $(201,000), $(598,000),
and $(604,000), respectively)	299,784	300,032	898,350	905,229

TOTAL OTHER COMPREHENSIVE INCOME
(LOSS), net of deferred tax	$325,028	$905,913	$(171,918)	$4,093,342
COMPREHENSIVE INCOME	$2,297,416	$3,166,287	$1,740,002	$7,451,238
See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	2013	2012
OPERATING ACTIVITIES:
Net income	$1,911,920	$3,357,896
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	8,821,833	8,906,107
Deferred income taxes	(219,000)	(54,000)
Gain on disposal of assets	(2,770,792)	(52,225)
Realized gain on sale of equity investments	(3,881,872)	(4,173,141)
Postretirement benefits and pension expense	1,702,702	1,459,601
Change in assets and liabilities:
Receivables, net	(444,604)	(5,461,573)
Inventories	2,542,789	(1,953,958)
Refundable income taxes	1,441,206	336,394
Prepaid expenses	(392,264)	(67,258)
Other assets	2,622	46,376
Accounts payable and accrued liabilities	(1,896,287)	2,922,848
Net cash provided by operating activities	$6,818,253	$5,267,067

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$(12,769,695)	$(4,592,850)
Proceeds from disposals of property, plant and equipment	3,934,653	65,709
Payment for purchases of available-for-sale equity investments	(914,340)	—
Proceeds from disposals of available-for-sale equity investments	5,262,458	6,799,194
Net cash provided by (used for) investing activities	$(4,486,924)	$2,272,053

FINANCING ACTIVITIES:
Increase (decrease) in revolving loan, net	$(110,137)	$874,486
Proceeds from bank loans	4,472,950	—
Payments on bank loans	(1,071,429)	(2,178,255)
Net increase in restricted cash	—	(2,570,505)
Payments on other long-term debt	(142,567)	(146,478)
Cash dividends paid	(2,765,816)	(3,692,543)
Purchases of capital stock	(813,755)	—
Net cash used for financing activities	$(430,754)	$(7,713,295)

Net increase (decrease) in cash and cash equivalents	$1,900,575	$(174,175)
Cash and Cash Equivalents, beginning of year	1,440,959	1,123,870
Cash and Cash Equivalents, end of period	$3,341,534	$949,695

Supplemental disclosures:
Interest paid, net of amount capitalized	$230,535	$359,659
Income tax refund	$1,424,378	$1,017,606
Capital equipment additions included in accounts payable	$106,754	$89,126
See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED), AND DECEMBER 31, 2012

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
On July 12, 2013, the Company signed a definitive agreement to sell the property, plant and equipment of TDI's ready-mixed concrete division known as Arrow Concrete Company (Arrow) and subsequently ceased operations of the division at the end of the same business day. Arrow's assets have been completely transferred. Upon TDI's construction contract division closure, which is expected to be completed by the end of the fourth quarter 2013, the subsidiary will cease all operations. TDI's sales, reported in discontinued operations, for the nine months ended September 30, 2013 and September 30, 2012, were $7.5 million and $11.3 million, respectively. Sales for the three months ended September 30, 2013 were $0. Ready-mixed concrete sales of the Arrow division for the period were offset by construction contract sales revisions. Sales for the three months ended September 30, 2012 were $5.3 million. TDI's pretax loss, reported in discontinued operations, for the nine months ended September 30, 2013 and September 30, 2012, were $4.1 million and $4.4 million, respectively. Pretax income for the three months ended September 30, 2013 was $0.6 million and pretax loss for the three months ended September 30, 2012 was $3.0 million. Prior period financial statements reflect the operations of TDI as a discontinued operation.
The assets of TDI that the Company intends to sell are presented separately under the caption “Assets held for sale, net” in the accompanying Condensed Consolidated Balance Sheet at September 30, 2013. The assets consist solely of property, plant and equipment. During the nine months ended September 30, 2013, $3.8 million of the $3.9 million in proceeds from the disposals of property, plant and equipment were from the disposal of assets held for sale related to the discontinued operations of TDI. The remaining assets held for sale were tested for recoverability as of the balance sheet date and their fair value less cost to sell exceeded their carrying amount at the balance sheet date; accordingly no impairment loss was recognized. Costs incurred related to the closure and associated exit or disposal activities are not expected to be material.
NOTE 3: RECEIVABLES

Our Company groups its operations into two lines of business - Cement Business and Ready-Mixed Concrete Business. The "Cement Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products, and sundry building materials business. Our Ready-Mixed Concrete Business previously included the concrete construction division of TDI (expected to be closed by the end of the fourth quarter 2013) which involves short-term and long-term contracts. Short-term contracts for specific projects are generally of three to six months in duration. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Revenues for these contracts are recognized under the percentage of completion method of accounting using cost-to-cost measures. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Full provision is made for any anticipated losses. The majority of the long-term contracts will allow only scheduled billings and contain retainage provisions under which 5% to 10% of the contract invoicing may be withheld by the customer pending project completion. As of September 30, 2013, the amount of billed retainage which is included in accounts receivable was approximately $183,000, all of which is expected to be collected within one year. The amount of billed retainage which was included in accounts receivable at December 31, 2012 was approximately $170,000. The amount of unbilled revenue in accounts receivable was approximately $0 and $1,231,000 at September 30, 2013 and December 31, 2012, respectively. Unbilled revenue contained approximately $0 and $526,000 of not-currently-billable retainage at September 30, 2013 and December 31, 2012, respectively, which is expected to be collected within one year.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2013, the amount of accounts payable related to property, plant and equipment was approximately $107,000 compared to December 31, 2012 which was approximately $157,000.

NOTE 5: INVENTORIES

During the three months and the nine months ended September 30, 2013, we incurred a $0.8 million temporary last-in, first-out (LIFO) liquidation gain due to reductions in finished cement and work in process inventory which we expect to be restored by the end of the year. The temporary LIFO liquidation gain has been deferred as a component of accrued liabilities. We did not incur a temporary LIFO liquidation gain during the three months or the nine months ended September 30, 2012.

NOTE 6: LINES OF BUSINESS

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

	Cement Business	Ready- Mixed Concrete Business	Adjustments and Eliminations	Consolidated
For the Three Months Ended 9/30/13
Sales to unaffiliated customers	$17,471,221	$23,476,129	$—	$40,947,350
Intersegment sales	5,180,969	—	(5,180,969)	—
Total net sales	$22,652,190	$23,476,129	$(5,180,969)	$40,947,350
Income from operations	$1,475,875	$573,281		$2,049,156
Other income, net				73,607
Income before income taxes				$2,122,763
Capital Expenditures	$1,719,098	$776,392		$2,495,490

For the Three Months Ended 9/30/12
Sales to unaffiliated customers	$16,076,718	$20,910,492	$—	$36,987,210
Intersegment sales	5,171,929	4,563	(5,176,492)	—
Total net sales	$21,248,647	$20,915,055	$(5,176,492)	$36,987,210
Income (loss) from operations	$3,111,254	$(574,839)		$2,536,415
Other income, net				3,610,496
Income before income taxes				$6,146,911
Capital Expenditures	$1,029,625	$147,585		$1,177,210

For the Nine Months Ended 9/30/13
Sales to unaffiliated customers	$42,057,188	$59,634,668	$—	$101,691,856
Intersegment sales	14,338,270	—	(14,338,270)	—
Total net sales	$56,395,458	$59,634,668	$(14,338,270)	$101,691,856
Income (loss) from operations	$1,898,932	$(503,151)		$1,395,781
Other income, net				5,355,613
Income before income taxes				$6,751,394
Capital Expenditures	$7,966,594	$4,628,186		$12,594,780

For the Nine Months Ended 9/30/12
Sales to unaffiliated customers	$39,088,091	$61,026,714	$—	$100,114,805
Intersegment sales	14,341,367	4,563	(14,345,930)	—
Total net sales	$53,429,458	$61,031,277	$(14,345,930)	$100,114,805
Income (loss) from operations	$5,397,900	$(370,013)		$5,027,887
Other income, net				4,069,372
Income before income taxes				$9,097,259
Capital Expenditures	$2,719,271	$1,102,639		$3,821,910

	Cement Business	Ready- Mixed Concrete Business	Consolidated

Balance at 9/30/13
Identifiable Assets	$91,116,564	$43,874,168	$134,990,732
Corporate Assets			45,829,622
			$180,820,354

Balance at 12/31/12
Identifiable Assets	$88,491,938	$45,335,459	$133,827,397
Corporate Assets			47,460,748
			$181,288,145

NOTE 7: INVESTMENTS

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

The aggregate amount of equity securities carried at cost, for which the Company has not elected the fair value option, was $2.6 million as of September 30, 2013.  The remaining $22.5 million in equity security investments are stated at fair value. As of December 31, 2012, the aggregate amount of equity securities carried at cost was $2.6 million and the remaining $24.8 million in equity security investments were stated at fair value. The following table presents the fair value of the Company's available-for-sale equity securities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012:

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013:
Assets:	Fair Value
Available-for-sale equity securities
Cement industry	$12,042,075	$12,042,075	$—	$—
General building materials industry	5,724,487	5,724,487	—	—
Oil and gas refining and marketing industry	3,925,188	3,925,188	—	—
Residential construction industry	783,750	783,750	—	—
Total assets measured at fair value	$22,475,500	$22,475,500	$—	$—

December 31, 2012:
Assets:
Available-for-sale equity securities
Cement industry	$12,477,760	$12,477,760	$—	$—
General building materials industry	5,751,005	5,751,005	—	—
Oil and gas refining and marketing industry	6,532,981	6,532,981	—	—
Total assets measured at fair value	$24,761,746	$24,761,746	$—	$—

There were no transfers between levels and there were no significant changes in the valuation techniques during the period ended September 30, 2013. No reconciliation (roll forward) of the beginning and ending balances for Level 3 is presented since the Company does not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either of the dates reported in the table above.  The Company has no liabilities at either date requiring remeasurement to fair value on a recurring basis in the balance sheet. The Company has no additional assets or liabilities at either date requiring remeasurement to fair value on a non-recurring basis in the balance sheet.

The following table shows the unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual trade lots of securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

Available-for-sale equity securities	Less than 12 Months		12 Months or Greater		Total
September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential construction industry	$572,550	$140,603	$—	$—	$572,550	$140,603
Total	$572,550	$140,603	$—	$—	$572,550	$140,603

December 31, 2012
Cement industry	$—	$—	$15,379	$2,737	$15,379	$2,737
Total	$—	$—	$15,379	$2,737	$15,379	$2,737

Impairment Analysis

The Company owns stock in two privately-owned companies accounted for by the cost method; one in the brick industry and the other in the ethanol production industry. These investments were evaluated at September 30, 2013 and December 31, 2012 for impairment. The evaluations of the ethanol production industry investment for each period's impairment analysis were based on the specific identification of shares held and quoted prices in markets that are not active (Level 2 inputs) and no impairments were identified. Since there is not an active market for the brick industry investment, the Company relied on a discounted future net cash flow valuation (Level 3 inputs) of the issuer for each period's impairment analysis to determine if the average cost of shares were impaired and no impairment was identified. As a result of those evaluations, the Company does not consider these cost-method investments to be impaired at September 30, 2013 or December 31, 2012.

September 30, 2013 - - The Company's investments in available-for-sale equity securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each investment to market price. As a result of these evaluations, the Company did not identify any other-than-temporary impairments in investments which would have resulted in a recognized loss in earnings of equity investments. The Company did identify some specific investments in available-for-sale equity securities that were not other-than-temporarily impaired resulting in the recognition of unrealized losses (see table above). These unrealized losses relate to investments in the common stock of one company in the residential construction industry. When the Company evaluated impairment by comparing the specifically identified cost of each investment to market price as of October 21, 2013, the residential construction industry securities' price per share decreased slightly from September 30, 2013 levels which increased temporary impairments 3.0%. The Company evaluated the near-term prospects in relation to the severity of the impairments and the duration of the impairments. Based on that evaluation, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

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

Investment Results - - The investment results for September 30, 2013 and December 31, 2012 are as follows for available-for-sale equity securities carried at fair value:

	Amortized Cost	Gross Unrealized Holding		Fair Value
September 30, 2013		Gains	Losses
Available-for-sale equity securities
Cement industry	$2,940,000	$9,100,000	$—	$12,040,000
General building materials industry	3,600,000	2,120,000	—	5,720,000
Oil and gas refining and marketing industry	340,000	3,590,000	—	3,930,000
Residential construction industry	910,000	—	130,000	780,000
Total available-for-sale equity securities	$7,790,000	$14,810,000	$130,000	$22,470,000

Total gross unrealized gains, net of losses		$14,680,000
Less: Deferred taxes on unrealized holding gains		5,872,000
Unrealized gains recorded in equity, net of deferred tax		$8,808,000

December 31, 2012
Available-for-sale equity securities
Cement industry	$4,190,000	$8,290,000	$—	$12,480,000
General building materials industry	3,600,000	2,150,000	—	5,750,000
Oil and gas refining and marketing industry	470,000	6,060,000	—	6,530,000
Total available-for-sale equity securities	$8,260,000	$16,500,000	$—	$24,760,000

Total gross unrealized gains		$16,500,000
Less: Deferred taxes on unrealized holding gains		6,600,000
Unrealized gains recorded in equity, net of deferred tax		$9,900,000

Investment-related cash flow information for September 30, 2013 and December 31, 2012 is as follows:

	2013	2012
Proceeds from sale of equity securities	$5,262,458	$6,799,194
Realized gain on equity securities	$3,881,872	$4,173,141
Payment for purchases of equity securities	$914,340	$—

NOTE 8: PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the nine months ended September 30, 2013 and 2012:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Service cost	$652,586	$599,157	$585,169	$525,497
Interest cost	1,453,067	1,482,084	1,206,175	1,303,031
Less: Expected return on plan assets	1,762,088	1,560,578	—	—
Amortization of prior service cost	74,796	81,557	(38,064)	(38,444)
Recognized net actuarial loss	1,000,226	925,766	—	—
Unrecognized net loss	—	—	496,124	583,463
Net periodic expense	$1,418,587	$1,527,986	$2,249,404	$2,373,547

The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the three months ended September 30, 2013 and 2012:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Service cost	$217,528	$199,719	$195,056	$173,433
Interest cost	484,355	494,028	402,058	430,047
Less: Expected return on plan assets	587,362	520,193	—	—
Amortization of prior service cost	24,932	27,186	(12,688)	(12,688)
Recognized net actuarial loss	333,409	308,589	—	—
Unrecognized net loss	—	—	165,375	192,563
Net periodic expense	$472,862	$509,329	$749,801	$783,355

As previously disclosed in our financial statements for the year ended December 31, 2012, Monarch expects to contribute approximately $2,470,000 to the pension fund in 2013. As of September 30, 2013, we have contributed approximately $1,129,000 to the fund and anticipate contributing approximately an additional $1,341,000 to this plan in 2013 for a total of $2,470,000.

The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets. As previously disclosed in our financial statements for the year ended December 31, 2012, Monarch expects expenditures of approximately $1,630,000 for this plan in 2013. As of September 30, 2013, we have contributed approximately $837,000 and anticipate contributing an additional $793,000 to this plan in 2013 for a total of $1,630,000.

NOTE 9: RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the reclassifications out of accumulated other comprehensive loss for the periods indicated and the affected line item in the statements where net income is presented:

	For the Three Months Ended		For the Nine Months Ended
Reclassifications for	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Net periodic pension and postretirement costs in:
Cost of Sales	$(305,605)	$(309,371)	$(916,813)	$(921,935)
Selling, General & Administrative Expenses	(205,423)	(211,542)	(616,269)	(630,407)

Unrealized net gains on available-for-sale securities in:
Gain on sale of equity investments	—	3,605,597	3,881,872	4,173,141

Less: Income tax expense (benefit)	(204,000)	1,231,000	939,000	1,047,000
Reclassifications, net of tax	$(307,028)	$1,853,684	$1,409,790	$1,573,799

NOTE 10: OTHER NONOPERATING INCOME OR EXPENSE

Other, net contains miscellaneous nonoperating income (expense) items other than interest income, interest expense, gains on equity investments and dividend income.

NOTE 11: EARNINGS PER SHARE

Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 3,990,484 and 4,004,149 in the third quarter and first nine months of 2013, respectively. The weighted average number of shares outstanding was 4,013,634 in the third quarter and first nine months of 2012. The Company has no capital stock equivalents and therefore, does not report diluted earnings per share.

NOTE 12: INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2010. The Company believes it is not subject to any significant tax risk. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any significant interest expenses recognized during the nine months ended September 30, 2013 or September 30, 2012.

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q report filed with the Securities and Exchange Commission (SEC) constitute "forward-looking statements". Except for historical information, the statements made in this report are forward-looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as "should", "expect", "anticipate", "believe", "intend", "may", "hope", "forecast" or similar words.  In particular, statements with respect to variations in future demand for our products in our market area or the future activity of federal and state highway programs and other major construction projects; the timing, scope, cost, benefits of, and source of funding for our proposed and recently completed capital improvements; our forecasted cement sales; the timing and source of funds for the repayment of our revolving loan; our ability to pay dividends at the current level; the timing and/or collectability of retainage; our anticipated expenditures for benefit plans; our anticipated increase in solid fuels and electricity required to operate our facilities and equipment; the discontinuation of TDI's operations; and the impact of climate change on our business are all forward-looking statements. You should be aware that forward-looking statements involve known and unknown risks, uncertainties and other factors that may affect the actual results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others:

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

The Portland Cement Association's (PCA) latest forecast expects a modest 4% growth in national cement consumption in 2013. Growth in 2014 and 2015 is forecast to approach double-digits with a 9.7% consumption increase in both years primarily resulting from gains in the residential construction market. However, domestic political risks have the potential to undermine the improvement. The Federal government shutdown along with long-term debt ceiling and budget sequestration actions could present near-term weakness.

RESULTS OF OPERATIONS - THIRD QUARTER OF 2013 COMPARED TO THIRD QUARTER OF 2012

Consolidated net sales for the three months ended September 30, 2013 increased by $4.0 million from the three months ended September 30, 2012. Sales in our Cement Business were higher by $1.4 million and sales in our Ready-Mixed Concrete Business were higher by $2.6 million. Cement Business sales increased $0.9 million as a result of a 5.5% increase in volume sold and increased $0.5 million as a result of price increases. Ready-mixed concrete sales in our Ready-Mixed Concrete Business increased $2.0 million due to a 12.5% increase in cubic yards sold and $0.3 million due to price increases. In addition, sales of brick, block and other sundry items increased by $0.3 million.

Consolidated cost of sales for the three months ended September 30, 2013 increased by $4.3 million when compared to the three months ended September 30, 2012. Cost of sales in our Cement Business was higher by $2.9 million and cost of sales in our Ready-Mixed Concrete Business increased by $1.4 million. Cement Business cost of sales increased $0.6 million due to the 5.5% increase in volume sold. Higher production costs related to work in process resulting from the inefficiencies of lower production levels in the third quarter of 2013 as compared to the same period of 2012 contributed to a $2.3 million increase in cost of sales in the Cement Business. Ready-mixed concrete cost of sales increased $1.9 million as a result of the 12.5% increase in cubic yards of ready-mixed concrete sold. This volume increase was partially offset by a $1.1 million decrease related to lower average material costs per cubic yard. Higher sales volumes of brick, block and other sundry items increased cost of sales an additional $0.6 million.

Our overall gross profit rate for the three months ended September 30, 2013 was 14.5% versus 16.9% for the three months ended September 30, 2012. As a result of the above sales and cost of sales factors, the gross profit rate for the Cement Business declined from 30.6% for the three months ended September 30, 2012 to 19.7%  for the three months ended September 30, 2013. The gross profit rate for the Ready-Mixed Concrete Business improved from 6.4%  for the three months ended September 30, 2012 to 10.7% for the three months ended September 30, 2013.

Selling, general and administrative expenses increased $0.2 million or 5.0% for the three months ended September 30, 2013 compared to the same period of 2012 primarily as a result of higher legal and professional expenses. Selling, general and administrative expenses are normally considered fixed costs that do not vary significantly with changes in sales volumes.

Sales of equity investments during the three months ended September 30, 2012 resulted in gains of approximately $3.6 million while no equity investments were sold during the three months ended September 30, 2013.

The effective tax rates for the three months ended September 30, 2013 and 2012 were 28.9% and 27.9%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates.

RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 2013 COMPARED TO THE FIRST NINE MONTHS OF 2012

Consolidated net sales, for the nine months ended September 30, 2013, increased by $1.6 million when compared to the nine months ended September 30, 2012. Sales in our Cement Business increased $3.0 million and sales in our Ready-Mixed Concrete Business decreased $1.4 million. Cement Business sales increased $2.3 million primarily due to a 5.9% increase in volume sold and $0.7 million from price increases. Ready-mixed concrete sales in our Ready-Mixed Concrete Business increased $0.4 million due to slight price increases while sales of brick, block, aggregates and other sundry items declined by $1.8 million.

Consolidated cost of sales, for the nine months ended September 30, 2013, increased by $4.8 million when compared to the nine months ended September 30, 2012. Cost of sales in our Cement Business increased $6.2 million and cost of sales in our Ready-Mixed Concrete Business decreased $1.4 million. Cement Business cost of sales increased $1.7 million due to the 5.9% increase in volume sold. In addition, costs related to repair and maintenance of the cement production facilities as well as higher production costs related to work in process resulting from the inefficiencies of lower production levels during the year contributed to a $4.5 million increase in cost of sales in the Cement Business. During the first quarter of 2012, the cement production facilities were shut down for three weeks without any major repair and maintenance costs or production labor costs since the majority of those production employees were laid off. Ready-mixed concrete cost of sales decreased $0.4 million due to lower average material costs per cubic yard. Lower sales volumes of brick, block, aggregates and other sundry items resulted in a $1.0 million additional decrease in cost of sales.

Our overall gross profit rate declined from 16.0% for the nine months ended September 30, 2012 to 12.6% for the nine months ended September 30, 2013. The gross profit rate for the Cement Business decreased from 27.7% for the nine months ended September 30, 2012 to 18.0% for the nine months ended September 30, 2013. The gross profit rate for the Ready-Mixed Concrete Business remained relatively unchanged from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 at 8.5% and 8.8%, respectively.

Selling, general, and administrative expenses increased $0.4 million or 4.1% for the nine months ended September 30, 2013 as compared to the corresponding period in 2012 primarily as a result of higher administrative payroll and expenses related to IT maintenance, supplies and services. Selling, general and administrative expenses are normally considered fixed costs that do not vary significantly with changes in sales volume.

Dividend income of $1.6 million for the first nine months of 2013 was primarily related to our investment in the oil and gas refining and marketing industry. Dividend income was insignificant for the first nine months of 2012.

The effective tax rates for the nine months ended September 30, 2013 and 2012 were 28.0% and 27.9%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates.

LIQUIDITY

The Company considers all liquid investments with original maturities of three months or less which we do not intend to roll over beyond three months to be cash equivalents. At September 30, 2013 and December 31, 2012, cash equivalents consisted primarily of money market investments and repurchase agreements with various banks.

We are able to meet our cash needs primarily from a combination of operations, the sale of equity investments and bank loans.

Operating activities provided $6.8 million and $5.3 million during the nine months ended September 30, 2013 and September 30, 2012, respectively. The $1.5 million increase in cash provided in 2013 over 2012 was driven by favorable changes in refundable income taxes, receivables, and inventory partially offset by unfavorable changes in accounts payable and accrued liabilities. Realized gains from the disposal of property, plant and equipment in net income increased $2.7 million during the first nine months of 2013 compared to the same period of 2012 primarily related to the discontinued operations of TDI and are not indicative of the operating margins for the period.

Investing activities used $4.5 million and provided $2.3 million during the first nine months of 2013 and 2012, respectively. The difference between the two periods is primarily related to the $8.2 million increase in the acquisition of property, plant and equipment and the $0.9 million payment for purchases of equity investments offset $3.9 million by an increase in proceeds from the disposals of property, plant and equipment primarily related to the discontinued operations of TDI during the nine months ended September 30, 2013 from the same period in 2012. Property, plant and equipment cash purchases through the third quarter of 2013 included $8.0 million primarily related to NESHAP compliance in our cement production facilities and $4.8 million related to routine equipment purchases in our Ready-Mixed Concrete Business. TDI's equipment purchases of $0.1 million are included in the Ready-Mixed Concrete Business purchases.

Financing activities used $0.4 million and $7.7 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. The decrease in cash used is primarily due to proceeds from the advancing term loan during 2013. The bank loan was used primarily for the capital expenditures discussed in the previous paragraph related to NESHAP compliance. Changes related to restricted cash in 2012 while none occurred in 2013 also contributed $2.6 million to the decrease in cash used. Additionally, the Company paid a cash dividend in December of 2012 that would have typically been paid in January of 2013 which resulted in only one dividend payment  in the first quarter of 2013 (paid in March) instead of the normal two payments. This decreased the usage of cash in the first nine months of 2013 compared to the first nine months of 2012 by $0.9 million. Capital stock purchases in 2013, while none was purchased in 2012, increased the use of cash by $0.8 million.

On December 31, 2012, the Company entered into a new credit agreement with its current lender, BOKF, NA dba Bank of Oklahoma (Bank of Oklahoma), which amended and restated its existing credit agreement. The new agreement provides for a secured credit commitment consisting of a $10.0 million advancing term loan maturing December 31, 2015, a $10.0 million term loan maturing December 31, 2017 and a $15.0 million revolving loan maturing December 31, 2015. Interest rates on the Company's advancing term loan and revolving loan are both variable and based on the rate of interest regularly published by the Wall Street Journal and designated as the U.S. Prime Rate (herein referred to as the WSJ prime rate) less 1.50% with a 1.50% interest rate minimum or floor. Interest rates on the Company's term loan are variable and based on the WSJ prime rate less 1.25% with a 1.75% interest rate minimum or floor. The new agreement requires the Company to pledge its investment account, receivable accounts and inventory to Bank of Oklahoma as collateral for the advancing term loan, the term loan and revolving loan. The Company is obligated to maintain at least $12.0 million in its pledged investment account. The carrying value of receivables, inventory and the investment account pledged as collateral was $17.7 million, $30.2 million and $21.7 million, respectively as of September 30, 2013. The agreement also contains financial covenants requiring the Company, as of the end of any fiscal quarter, to maintain a minimum tangible net worth before accumulated other comprehensive income (loss) of $95.0 million and a minimum tangible net worth after accumulated other comprehensive income (loss) of $85.0 million. The Company was in compliance with these requirements as of September 30, 2013.

As of September 30, 2013, the Company had $8.9 million outstanding on its term loan, $4.5 million on its advancing term loan, and $0 on its revolving loan leaving balances available of $5.5 million and $15.0 million on the advancing term loan and revolving loan, respectively. The annual weighted average interest rate we paid on the term loan during the third quarter and first nine months of 2013 and 2012 was 2.00% and 3.25%, respectively. The annual weighted average interest rate we paid on the revolving loan during the third quarter and first nine months of 2013 and 2012 was 1.75% and 3.50%, respectively. The annual weighted average interest rate we paid on the advancing term loan during the third quarter and first nine months of 2013 was 1.75%. The Company did not have an advancing term loan during 2012. As of September 30, 2013, the applicable interest rate was 2.00% on the term loan and 1.75% on the revolving loan and advancing term loan. The term loan, which originated in 2000, was used to help finance the expansion project at our cement manufacturing facility. The revolving loan is used to cover operating expenses primarily during the first half of the year when we build inventory due to the seasonality of our business and for capital expenditures. It is anticipated that the advancing term loan will be primarily used to help finance our NESHAP capital expenditures. For further discussion on NESHAP, see "Capital Resources" below. Our Board of Directors has given management the authority to borrow a maximum of $50 million. We have not discussed additional financing with any banks or other financial institutions and any such financing would be prohibited under our current credit agreement; therefore, no assurances can be given that we will be able to obtain it on favorable terms, if at all, or that our current lender would consent to such borrowing.

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

The Company was required to make a pension contribution for 2012. The Company's contribution was approximately $3.5 million. No estimates of required pension payments have been asked for or scheduled beyond 2013. Based on the pension laws currently in effect, any resulting increases in minimum funding requirements could cause a negative impact to our liquidity. See Note 8: Pension and Other Postretirement Benefits, of Notes to the Condensed Consolidated Financial Statements, for disclosures about 2013 pension contributions.

FINANCIAL CONDITION

Total assets as of September 30, 2013 were $180.8 million, a decrease of $0.5 million since December 31, 2012. Total inventories decreased $2.5 million primarily due to the $2.4 million and $1.0 million decrease in finished cement and work in process.

The Company's quarterly estimated tax payments, based on annualized income as of September 2012, exceeded our 2012 taxes which resulted in refundable income taxes of $1.4 million at 2012 year end. The Company received the state and federal tax refunds in the second quarter of 2013.

Property, plant and equipment, including those in Assets held for sale, increased $2.9 million, net of accumulated depreciation, primarily as a result of the capital expenditures related to NESHAP compliance in our cement production facilities and routine equipment purchases in our Ready-Mixed Concrete Business segment partially offset by the disposal of $1.4 million of Asset held for sale. The Assets held for sale, net are comprised solely of property, plant and equipment held for sale by the discontinued operations of TDI.

Investments carried at fair value decreased $2.3 million primarily as a result of sales of equity securities which decreased our holdings by $4.2 million partially offset $1.9 million as a result of the increased fair value per share of our holdings.

Accounts payable decreased $2.6 million from December 31, 2012 to September 30, 2013 primarily as a result of decreases in payables related to TDI's construction contracts and cement production facilities' repair and maintenance projects.

Indebtedness increased $3.1 million during the first nine months of 2013 primarily due to increased utilization of our advancing term loan to fund the capital expenditures related to NESHAP compliance in our cement production facilities. Approximately $12.8 million was used for cash expenditures of property, plant and equipment in the Cement Business and Ready-Mixed Concrete Business.

CAPITAL RESOURCES

The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Property, plant and equipment expenditures during the first nine months of 2013 totaled $12.7 million. Cash expenditures for property, plant and equipment totaled $12.8 million, excluding the amounts that are included in accounts payable. Approximately 63% of these expenditures were related to the Cement Business primarily for NESHAP compliance projects and 37% were for routine equipment purchases in the Ready-Mixed Concrete Business. Approximately $0.1 million of the expenditures in the Ready-Mixed Concrete Business were related to acquisitions by TDI.

The Company may not currently meet the PM emission limitations from the Clinker Coolers that were included in the latest regulations issued by the EPA. For discussion on the regulations, see "Environmental Regulations" below.  In 2010, the EPA published modifications to the NESHAP regulations with a compliance date for all U.S. cement plants of September 9, 2013. The Company formulated a strategy to attempt to achieve compliance with the then existing regulations and in 2011 began installing additional pollution control equipment in its Cement Business. In December 2012, the EPA issued a final rule amending NESHAP again with a new compliance date of September 2015. As a result of the rule revisions, which have been challenged in court by certain environmental groups, the Company will reassess its NESHAP strategy and planned capital expenditures, but major modifications to our approach appear unlikely at this time. We have completed the installation of a hydrated lime injection system and additional dust collectors on both kilns at a cost of $0.4 million and $3.7 million, respectively. We have also essentially completed the modification to our roller mill and related equipment at a cost of $8.2 million. Other planned modifications (and estimated cost) which are in various phases of implementation include upgraded dust collectors on both clinker coolers ($4.5 million) and combining kiln stacks ($2.2 million). Current plans are to commence installation and modification of this equipment during the first quarter of 2015 and the fourth quarter of 2013, respectively. To date, we have expended $14.0 million towards projects related to NESHAP compliance. Cost estimates will be updated as the modifications are engineered and priced for our facility. There is no proven technology that enables us to give 100% assurance that we can reach the limits required by the new regulations; however, we feel compliance is possible at our modern facility.

The Company plans to invest in other miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business in 2013. These expenditures, plus the ones discussed in the above paragraphs related to NESHAP compliance, are expected to reach approximately $14.0 million during 2013 and to be funded with a mixture of cash from operations and bank loans. We do not anticipate the need for additional bank financing beyond the amount available through our advancing term loan and revolving loan.

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

The EPA Administrator has made two important findings clearing the way for EPA to regulate greenhouse gases under the Clean Air Act. The "Endangerment Finding" clarifies EPA's belief that current and projected concentrations of six key greenhouse gases in the atmosphere pose a threat to human health and welfare. Further, the "Cause or Contribute Finding", associates the emissions of the six named GHGs with the threat to public health and welfare. In July 2012 the Court of Appeals for the D.C. Circuit affirmed EPA's findings on these two rules. In June of 2013, President Obama released details for a "Climate Action Plan" which focused on three points; (1) to cut carbon pollution in America, (2) prepare the United States for climate change, and (3) to lead International efforts to combat global climate change and prepare for its impacts. The EPA is expected to issue revised proposed "New Source Performance Standards" (NSPS) for future Electric Generating Units (EGUs) in the 4th Quarter of 2013, and follow up with proposed standards for modified, reconstructed, and existing EGUs in June of 2014. At this time it is difficult to determine if the EPA will also target existing Cement Manufacturing Facilities for mandated reductions in GHG emissions. If we use the EGU regulatory timeline for comparison purposes and see it as a template for future EPA GHG regulations, we believe Monarch will avoid any new GHG regulatory impacts until the year 2017 or later. However, no assurance can be given that Monarch will not feel the impact of any new GHG regulations much sooner.

Due to the current GHG regulatory language in the Tailoring Rule (75 FR 31514), Monarch would only realize an impact from GHG regulations if a modification or upgrade was completed that demonstrated an increase in the potential to emit (PTE) GHG at a level of 75,000 tons per year, which would require Monarch to implement the Best Available Control Technology (BACT) to ensure that the GHG emissions were controlled to the greatest extent possible. Monarch does not foresee any upgrades that would trigger a BACT review for GHGs in the near future. There are many variables making it difficult to predict the overall cost of GHG controls. It is equally difficult to determine when those costs will be realized, or even the feasibility of any additional regulations or legislation being enacted or finalized. We believe there is consensus in the industry that the costs of CO2 limits required through regulation or legislation could be substantial enough to impact our fundamental cement manufacturing processes.

On December 20, 2012, the EPA issued a final rule amending NESHAP for the Portland Cement Manufacturing Industry and the New Source Performance Standards (NSPS) for Portland Cement Plants. The final rule, published in the Federal Register on February 12, 2013, extends the compliance date by two years to September 9, 2015 and relaxes particulate matter emission standards for existing and new sources. It is the culmination of over two years of reconsideration and litigation surrounding these regulations. The final version adopts the less stringent limits and requirements that were sought by the cement industry. Both the initial rule and the final rule require more stringent emission limitations on mercury (Hg), total hydrocarbons (THC) and hydrochloric acid (HCL). Particulate matter less than 10 microns in diameter (PM 10) limitations were raised from 0.04 lbs./ton of clinker to 0.07 lbs./ton. Our current emission levels are below the limitations for mercury and THC so additional control equipment will not be required for these pollutants; however, we expect to incur increased costs for control equipment for PM 10 and HCL. There will also be additional costs for monitoring, testing and increased maintenance labor. As a result of these rule revisions, the Company will reassess its NESHAP strategy and planned capital expenditures, but major modifications to our approach appear unlikely at this time. Initial estimated costs to comply are discussed above under "Capital Resources". On April 5, 2013, a coalition of environmental groups filed a Petition for Review with the D.C. Circuit Court of Appeals, expressing concerns about the extension of the NESHAP compliance date and the increase of the particulate matter emission standard. Their requested stay, if granted, would ensure that the extension and other provisions in the February 12 rule would not take effect while the court considered the matter. However, on June 11, 2013 the D.C. Circuit Court of Appeals denied the motion to stay the new compliance deadline of the Portland Cement NESHAP rule. The court did, however, agree to an expedited briefing schedule to address the NESHAP challenge. The initial oral arguments for this briefing or challenge occurred on October 24th, 2013.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

The Company invests in equity investments which are subject to market fluctuations. The Company held $25.1 million of equity securities, primarily of publicly traded entities, as of September 30, 2013. The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $2.6 million as of September 30, 2013. The remaining $22.5 million in equity investments, which are stated at fair value, are not hedged and are exposed to the risk of changing market prices. The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to fair value on the balance sheet at the end of each period unless they are securities for which the Company has not elected the fair value option. Securities carried at cost are adjusted for impairment, if conditions warrant. Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $1.3 million effect, net of deferred tax, on comprehensive income. At September 30, 2013, the Company evaluated all of its equity investments for impairment. The results of those evaluations are discussed in Note 7: Investments, of Notes to the Condensed Consolidated Financial Statements.

The Company also has $13.4 million of bank loans as of September 30, 2013. Interest rates on the Company's advancing term loan and revolving loan are both variable and based on the WSJ prime rate less 1.50% with a 1.50% interest rate minimum or floor. Interest rates on the Company's term loan are variable and based on the WSJ prime rate less 1.25% with a 1.75% interest rate minimum or floor.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION

Item 1.       Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the provisions of Monarch's Articles of Incorporation governing the conversion of its Class B Capital Stock into Capital Stock, a total of 4,450 shares of Monarch's Capital Stock were issued in the third quarter of 2013 upon conversion of an equal number of shares of Monarch's Class B Capital Stock, including the following share conversions as indicated below:

Shares of Capital Stock Issued Upon Conversion
of Class B Capital Stock

Date	Number of shares
July 16, 2013	1,400
August 6, 2013	50
August 22, 2013	100
September 4, 2013	2,900
Total	4,450

The above shares of Capital Stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, which exemption is available for transactions involving securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.  The Company received no payment in connection with the issuances of such shares.  No underwriters were involved with the issuance of such shares and no commissions were paid in connection with such issuances.  There was no advertisement or general solicitation made in connection with the issuance of such shares.  Except as described above, Monarch did not issue or sell any shares of its Capital Stock or Class B Capital Stock during the quarter ending September 30, 2013.

The Company repurchased 17,773 shares of its Capital Stock in isolated, open-market transactions during the third quarter of 2013. These repurchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning repurchase authority				167,652
July 1-31	—	$—	—	167,652
August 1-31	17,773	$24.30	17,773	149,879
September 1-30	—	$—	—	149,879
Total	17,773	$24.30	17,773	149,879

On August 5, 2011, our Board of Directors authorized the purchase, through open market or private transactions, of 101,672 shares of Monarch's Capital Stock in addition to the existing 98,328 shares remaining from the Board's 1996 authorization for a total repurchase authority of 200,000 shares. Management's authorization has no expiration. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. As of September 30, 2013, Monarch continued to be authorized by the Board, exercisable in management's discretion, to purchase up to 149,879 shares of our Capital Stock.

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

Item 6.       Exhibits

31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated November 8, 2013.
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated November 8, 2013.
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company (Registrant)

Date	November 8, 2013	/s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr. President and Chairman of the Board (principal executive officer)

Date	November 8, 2013	/s/ Debra P. Roe
Debra P. Roe, CPA Chief Financial Officer and Assistant Secretary-Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated November 8, 2013.
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated November 8, 2013.
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase