Form 10-K
period 2013-12-31
MONARCH CEMENT CO
filed 2014-03-14
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number 0-2757
THE MONARCH CEMENT COMPANY
(Exact name of registrant as specified in its charter)

Kansas	48-0340590
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $75,325,827.

As of February 14, 2014, the registrant had outstanding 2,600,232 shares of Capital Stock, par value $2.50 per share, and 1,366,699 shares of Class B Capital Stock, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) the registrant's annual report to stockholders for the year ended December 31, 2013 - Parts I, II, and IV of Form 10-K and (2) the registrant's definitive proxy statement prepared in connection with the annual meeting of stockholders to be held on April 9, 2014 - Part III of Form  10-K.

1.

PART I

ITEM 1.    BUSINESS

Unless otherwise indicated by the context, we use the term Company to mean The Monarch Cement Company (Monarch) and its subsidiaries.  Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the description of the Company's business, including information regarding lines of business, in The Monarch Cement Company's 2013 Annual Report to Stockholders (filed herewith as Exhibit 13) under the headings:

•	Description of the Business;

•	Lines of Business; and

•	Note 12, Lines of Business, of Notes to Consolidated Financial Statements.

During 2013, the Company made the decision to discontinue operations of two of its subsidiaries, Beaver Lake Concrete, Inc. (BLC) and Tulsa Dynaspan, Inc. (TDI) located in northwest Arkansas and northern Oklahoma, respectively, due to consecutive year operating losses. Both subsidiaries were in the Ready-Mixed Concrete Business segment. Prior period financial statements reflect the operations of both subsidiaries as discontinued operations and as such their information was excluded from segment results. We refer to the "Results of Operations" section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "General"; Note 2, "Discontinued Operations", of Notes to Consolidated Financial Statements; and Note 12, "Lines of Business", of Notes to Consolidated Financial Statements in our 2013 Annual Report to Stockholders for a more detailed discussion of the Company's discontinued operations. Such discussion is incorporated herein by reference.

The Company did not introduce any new products nor begin to do business in a new industry segment during 2013.

The Company owns and operates quarries located near its Humboldt, Kansas plant. Such quarries contain all essential raw materials presently used by the Company's cement operations. The Company's total reserves, including these quarries and other property located near the plant, are estimated to be sufficient to maintain operations at the Humboldt plant's present capacity for more than 50 years, although not all reserves are currently accessible under existing governmental permits and approvals.

The Company's cement products are marketed under registered trademarks using the name "MONARCH". With the exception of these trademarks, the Company's operations are not materially dependent on any trademarks, franchises, patents or on any licenses relating to the use thereof.

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

2.

It is necessary for the Company to invest a significant portion of its working capital in inventories.  At December 31, 2013 the Company had inventories as follows:

Cement	$4,420,327
Work in process	3,595,223
Building products	3,883,085
Fuel, gypsum and other materials	6,570,913
Operating and maintenance supplies	12,794,198
Total	$31,263,746

The Company is heavily dependent upon the construction industry and is directly affected by the level of activity in that industry. However, no customer accounted for 10% or more of the Company's consolidated net revenue during 2013, 2012 or 2011.

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

The Company has, during the past several years, made substantial capital expenditures for pollution control equipment. The Company also incurs normal operating and maintenance expenditures in connection with its pollution control equipment. The Environmental Protection Agency (EPA) has published modifications to the National Emission Standard for Hazardous Air Pollutants (NESHAP) regulation in the Federal Register.  The date for compliance with these modifications by all U.S. cement plants is September 2015.  Since the Company does not currently meet certain emission limitations included in latest regulations issued by the EPA, additional pollution control equipment expenditures in its Cement Business are planned over the next few years to comply with these new regulations. We refer to the "Capital Resources" section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Annual Report to Stockholders for a more detailed description of the Company's capital resources and improvements under consideration. Such description is incorporated herein by reference.

At December 31, 2013, the Company and its subsidiaries employed approximately 510 employees including 390 hourly employees and 120 salaried employees, which included plant supervisory personnel, sales and executive staff. Of the 510 total employees, approximately 39% are union employees covered by various collective bargaining agreements.  Approximately 23% of those union employees (9% of our total employees) are covered by an agreement that expires in 2014.  The Company believes it has a good working relationship with its employees and has been successful in negotiating multi-year union contracts without work stoppages.

3.

All of the Company's operations and sales are in one geographic area consisting primarily of the State of Kansas, the State of Iowa, southeast Nebraska, western Missouri, northwest Arkansas and northern Oklahoma.

The Monarch Cement Company's Annual Report on Form 10-K, Quarterly Reports on Form  10-Q, Current Reports on Form 8-K, and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (SEC), are available free of charge through the "SEC Filings" link of the Company's website, http://www.monarchcement.com, as soon as reasonably practicable after filing with or furnished to the SEC. These reports are also available to read and copy at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company's 2013 Annual Report to Stockholders in the "Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings:

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

4.

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

Climate change and climate change legislation or regulations may adversely impact our business.  In the past a number of governmental bodies have introduced or contemplated legislative and regulatory changes in response to the potential impacts of climate change that, if enacted, would have limited and reduced greenhouse gas emissions through a "cap and trade" system of allowances and credits, among other provisions.  In addition, the EPA has required large emitters of greenhouse gases to collect and report data with respect to their greenhouse gas emissions and has proposed a permitting process for large emitters.  Any such "cap-and-trade" system or other limitations imposed on the emission of "greenhouse gases" could have a material adverse effect on our financial position, results of operation or cash flows.

5.

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

See Item 3, "Legal Proceedings" below for a discussion of the Company's current material litigation matters.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company's corporate office and cement plant, including equipment and raw materials, are located at Humboldt, Kansas, approximately 110 miles southwest of Kansas City, Missouri. The Company owns approximately 5,000 acres of land on which the Humboldt plant, offices and all essential raw materials for the cement operations are located. Construction completed in 2006 increased our cement plant's capacity allowing us to produce in excess of one million tons of cement per year. Producing at that level, raw material reserves are estimated to be sufficient to maintain operations at this plant for more than 50 years, although not all reserves are currently accessible under existing governmental permits and approvals. The Company believes that this plant and equipment are suitable and adequate for its current level of operations and provides for increases in market demand.

The Company also owns approximately 250 acres of land in Des Moines, Iowa on which it operates a cement terminal. The Company transfers cement produced in Humboldt, Kansas to this terminal for distribution to Iowa customers. The Company also owns a rock quarry located near Earlham, Iowa, approximately 30 miles west of Des Moines, Iowa. Approximately 353 acres of this 400 acre tract have been quarried and the Company has contracted with a third party to quarry and sell the remaining rock. This quarry operation does not have a material effect on the Company's overall operations.

The Company owns various companies which sell ready-mixed concrete, concrete products and sundry building materials within the Humboldt cement plant's primary market. Various equipment and facility improvements in this line of business ensure these plants are suitable and adequate for their current level of operations and provide for increases in market demand. No single subsidiary's physical property is materially significant to the Company.

There are no material encumbrances on our properties.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

6.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of our Company are appointed by the Board of Directors and serve at the discretion of the Board.  The following table sets forth certain information, as of February 14, 2014, with respect to all executive officers of our Company.

Name	Age	Position
Walter H. Wulf, Jr.	69	Chairman of the Board and President
Robert M. Kissick	77	Vice President
Byron K. Radcliff	76	Vice Chairman of the Board, Secretary and Treasurer
Debra P. Roe	58	Chief Financial Officer, Assistant Secretary-Treasurer
Rick E. Rush	61	Vice President
N. Joan Perez	74	Vice President – Sales
Harvey D. Buckley	64	Vice President – Cement Manufacturing

The business experience of the executive officers of our Company during the last five years is as follows:

Walter H. Wulf, Jr. has served as our Chairman of the Board since 2001 and as our President since 1997.  He began working in our plant as a teenager during summer vacations.  After college, he served in the U.S. Army, attaining the rank of Captain.  Following a tour of duty in Vietnam, Mr. Wulf returned to our Company as a salesman and later became Vice President and then our President and Chairman of the Board.  Although he is knowledgeable in all areas of our Company's operations, his strengths are in customer relations, pricing, marketing, environmental regulations and equity investments. Mr. Wulf has enhanced his skills and experiences through participation in many professional and civic boards and committees.

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

Byron K. "Kent" Radcliff is the owner and manager of the 9,000 acre Radcliff Ranch, located near Dexter, Kansas.  He has served as our Vice Chairman of the Board since 2001, as our Secretary since 1999

7.

and as our Treasurer since 1976, although he currently is not actively involved in the daily affairs of our Company.  As a member of our Board for over 50 years, Mr. Radcliff has a thorough understanding of our total company operations.  The historical insight he provides is helpful as we evaluate our current operations, potential acquisitions and overall corporate strategy.  He has many years of experience in personnel supervision, banking relations and risk management as a result of managing his ranch and other business ventures.  He keeps current on pending regulations in both the Kansas and Federal legislatures, particularly in the areas of environmental issues and greenhouse gases. His participation in professional and civic organizations adds to the skills and experiences he brings to the Board.

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

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company's 2013 Annual Report to Stockholders under the heading "Stock Market and Dividend Data". In addition we submit the following information:

The Company's Board of Directors is responsible for determining the amount and timing of dividend payments. All dividends are discretionary and are based on past financial performance and availability of funds. Under the terms and conditions of the loan agreement effective for 2012, the Company's ability to pay dividends was subject to its satisfaction of certain financial covenants that the Company was in compliance with at year end.  The Company was required to maintain a tangible net worth after accumulated other comprehensive income (loss) of $85.0 million, maintain a minimum tangible net worth before accumulated other comprehensive income (loss) of $95.0 million, and restrict cash dividends in any fiscal year to a maximum of $3.8 million. In November 2012, our current lender granted the Company a waiver which enabled the Board of Directors in their December meeting to authorize the payment in December 2012 of $0.9 million of the Company's cash dividends that are typically paid in January of the following year which resulted in five dividend payments made in 2012. Each was declared as a $0.23 per share dividend by the Board of Directors. For several years prior to 2012, the Company paid a dividend four times during the year-January, March, June and September.

Under the terms and conditions of our new credit agreement entered into on December 31, 2012, the Company's ability to pay dividends is subject to its satisfaction of the requirements to maintain a minimum tangible net worth after accumulated other comprehensive income (loss) of $85.0 million and maintain a

8.

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

Pursuant to the provisions of Monarch's Articles of Incorporation governing the conversion of its Class B Capital Stock into Capital Stock, a total of 50,188 shares of Monarch's Capital Stock were issued in 2013 upon conversion of an equal number of shares of Monarch's Class B Capital Stock, including the following share conversions in the three months ended December 31, 2013 as indicated below:

Shares of Capital Stock Issued Upon Conversion
of Class B Capital Stock

Date	Number of shares
October 7, 2013	18,950
October 18, 2013	5,770
November 8, 2013	500
November 27, 2013	15,630
Total	40,850

The above shares of Capital Stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, which exemption is available for transactions involving securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.  The Company received no payment in connection with the issuances of such shares.  No underwriters were involved with the issuance of such shares and no commissions were paid in connection with such issuances.  There was no advertisement or general solicitation made in connection with the issuance of such shares.  Except as described above, Monarch did not issue or sell any shares of its Capital Stock or Class B Capital Stock during 2013.

The Company repurchased 13,316 shares of its Capital Stock in isolated, open-market transactions during the fourth quarter of 2013. These repurchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning repurchase authority				149,879
October 1-31	—	$—	—	149,879
November 1-30	13,316	$24.17	13,316	136,563
December 1-31	—	$—	—	136,563
Total	13,316	$24.17	13,316	136,563

9.

On August 5, 2011, our Board of Directors authorized the purchase, through open market or private transactions, of 101,672 shares of Monarch's Capital Stock and Class B Capital Stock in addition to the existing 98,328 shares remaining from the Board's 1996 authorization for a total repurchase authority of 200,000 shares. Management's authorization has no expiration. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. As of December 31, 2013, Monarch continued to be authorized by the Board, exercisable in management's discretion, to purchase up to 136,563 shares of our Capital Stock and Class B Capital Stock.

ITEM 6.	SELECTED FINANCIAL DATA

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item under the heading "Selected Financial Data – For the Five Years Ended December 31, 2013" of The Monarch Cement Company's 2013 Annual Report to Stockholders.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company's 2013 Annual Report to Stockholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations". In addition we submit the following information:

The Company does not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company's 2013 Annual Report to Stockholders in the "Capital Resources" section of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Market Risks". In addition we submit the following information:

The Company has a $3.4 million equity method investment which was initially recorded at cost and subsequently adjusted for our share of the income or loss and cash contributions and distributions to or from the investee. The Company also invests in equity investments which are subject to market fluctuations. As of December 31, the Company had $25.3 million of equity securities, primarily of publicly traded entities, for both 2013 and 2012. The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $0.5 million for 2013 and 2012. The remaining $24.8 million in equity investments for both 2013 and 2012 are stated at fair value, are not hedged and are exposed to the risk of changing market prices. The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to fair value on the balance sheet at the end of each period unless they are securities for which the Company has not elected the fair value option. Securities carried at cost are adjusted for impairment, if conditions warrant. Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. As of December 31, an immediate 10% change in the fair value of our equity securities would have had a $1.5 million effect, net of deferred tax, on comprehensive income for both 2013 and 2012. At

10.

December 31, 2013, the Company evaluated all its equity investments for impairments and none were considered other than temporarily impaired.

On December 31, 2012, the Company entered into a new credit agreement with its current lender, BOKF, NA dba Bank of Oklahoma (Bank of Oklahoma), which amended and restated its existing credit agreement. The agreement provided for a secured credit commitment consisting of a $10.0 million advancing term loan maturing December 31, 2015, a $10.0 million term loan maturing December 31, 2017, and a $15.0 million revolving loan maturing December 31, 2015. Interest rates on the Company's advancing term loan and revolving loan are both variable and based on the rate of interest regularly published by the Wall Street Journal and designated as the U.S. Prime Rate (hereto referred to as the WSJ prime rate) less 1.50% with a 1.50% interest rate minimum or floor. Interest rates on the Company's term loan are variable and based on the WSJ prime rate less 1.25% with a 1.75% interest rate minimum or floor. The agreement requires the Company to pledge its investment account, receivable accounts, and inventory to Bank of Oklahoma as collateral for the advancing term loan, the term loan, and revolving loan. The Company is obligated to maintain at least $12.0 million in its pledged investment account. The carrying value of receivables, inventory and the investment account pledged as collateral was $12.1 million, $31.3 million and $23.6 million, respectively as of December 31, 2013. The agreement also contains financial covenants requiring the Company, as of the end of any fiscal quarter, to maintain a minimum tangible net worth before accumulated other comprehensive income (loss) of $95.0 million and a minimum tangible net worth after accumulated other comprehensive income (loss) of $85.0 million. The Company was in compliance with these requirements at year end. As of December 31, 2013, the Company owed $8.5 million on its term loan, $0.0 million on its revolving loan, and $4.5 million on its advancing term loan.

The average outstanding balance on the revolving loan during 2013 and 2012 was approximately $4.6 million and $5.6 million, respectively. At December 31, 2013 and 2012, there was approximately $0.0 million and $0.1 million, respectively, borrowed against the revolving loan. The balance available on the revolving loan at December 31 was approximately $15.0 million and $14.9 million for 2013 and 2012, respectively. Interest on the revolving loan varied with the lender's national prime rate less 0.50% with a 3.50% interest rate minimum or floor for 2012 and WSJ prime rate less 1.50% with a 1.50% interest rate minimum or floor for 2013. The annual weighted average interest rate we paid on the revolving loan during 2013 and 2012 was 1.75% and 3.50%, respectively. The interest rate was 1.75% and 3.50% on December 31, 2013 and 2012, respectively, and is payable quarterly.

As of December 31, 2013 and 2012, there was approximately $8.5 million and $10.0 million, respectively, borrowed on the term loan. Interest on the Company's term loan was variable and was based on the lender's national prime rate less 0.75% with a 3.00% interest rate minimum or floor for 2012 and WSJ prime rate less 1.25% with a 1.75% interest rate minimum or floor for 2013. The annual weighted average interest rate we paid on the term loan during 2013 and 2012 was 2.00% and 3.25%, respectively. The interest rate was 2.00% and 3.25% on December 31, 2013 and 2012, respectively, and principal and interest is payable quarterly.

As of December 31, 2013 and 2012, there was approximately $4.5 million and $0.0, respectively, borrowed on the advancing term loan. Interest on the advancing term loan varied with the WSJ prime rate less 1.50% with a 1.50% interest rate minimum or floor. The annual weighted average interest rate we paid on the advancing term loan during 2013 was 1.75%. The interest rate on December 31, 2013 was 1.75% and is payable quarterly.

11.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company's 2013 Annual Report to Stockholders under the headings:

•	Report of Independent Registered Public Accounting Firm (BKD, LLP--related to financial statements);

•	Consolidated Balance Sheets--December 31, 2013 and 2012;

•	Consolidated Statements of Income--For the Years Ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Comprehensive Income--For the Years Ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Stockholders' Equity--For the Years Ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Cash Flows--For the Years Ended December 31, 2013, 2012 and 2011; and

•	Notes to Consolidated Financial Statements--December 31, 2013, 2012 and 2011

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item with respect to internal control over financial reporting is incorporated herein by reference to the material responsive to this Item with respect to such information in The Monarch Cement Company's 2013 Annual Report to Stockholders under the following headings:

•	Management's Report on Internal Control Over Financial Reporting; and

•	Report of Independent Registered Public Accounting Firm (BKD, LLP--related to internal control over financial reporting).

12.

In addition, we submit the following information:

There has been no change in our Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed, but not reported, in a report on Form 8-K during the fourth quarter of 2013.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in the Company's definitive proxy statement prepared in connection with its 2014 annual meeting of stockholders pursuant to Regulation 14A and filed with the Commission, which material is provided under the following headings of said proxy statement:

•	Item 1: Election of Directors--What is the structure of our Board and how often are directors elected?

•	Item 1: Election of Directors--Who are this year's nominees?

•	Item 1: Election of Directors--What is the business experience of the nominees and of our continuing Board members and the basis for the conclusion that each such person should serve on our Board?

•	Section 16(a) Beneficial Ownership Reporting Compliance

•	Corporate Governance and Board Matters--Code of Ethics

•	Corporate Governance and Board Matters--Consideration of Director Nominees

•	Corporate Governance and Board Matters--Committees of the Board

Pursuant to General Instruction G(3) to Form 10-K, the information regarding executive officers required by this Item is provided under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item in the Company's definitive proxy statement prepared in connection with its 2014 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following headings of said proxy statement:

•	Executive Compensation and Related Matters

•	Corporate Governance and Board Matters--Director Compensation

•	Corporate Governance and Board Matters--Compensation Committee Interlocks and Insider Participation

13.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item (other than that presented below) is incorporated herein by reference to the material responsive to this Item in the Company's definitive proxy statement prepared in connection with its 2014 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following heading of said proxy statement:

•	Ownership of Company Securities

In addition we submit the following information:

The Company does not have any compensation plans or individual compensation arrangements under which equity securities of the registrant are authorized for issuance to employees or non-employees.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item in the Company's definitive proxy statement prepared in connection with its 2014 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following headings of said proxy statement:

•	Related Party Transactions

•	Item 1: Election of Directors--What is the structure of our Board and how often are directors elected?

•	Corporate Governance and Board Matters--Committees of the Board

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the material responsive to this Item in the Company's definitive proxy statement prepared in connection with its 2014 annual meeting of stockholders pursuant to Regulation 14A and previously filed with the Commission, which material is provided under the following heading of said proxy statement:

•	Independent Auditor Fees and Services

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

Pursuant to General Instruction G(2) to Form 10-K, the following is a list of the information required by this Item which is incorporated herein by reference to the material responsive to this Item in The Monarch Cement Company's 2013 Annual Report to Stockholders under the headings:

14.

•	Report of Independent Registered Public Accounting Firm (BKD, LLP--related to financial statements);

•	Consolidated Balance Sheets--December 31, 2013 and 2012;

•	Consolidated Statements of Income--For the Years Ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Comprehensive Income--For the Years Ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Stockholders' Equity--For the Years Ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Cash Flows--For the Years Ended December 31, 2013, 2012 and 2011; and

•	Notes to Consolidated Financial Statements--December 31, 2013, 2012 and 2011.

FINANCIAL STATEMENTS SCHEDULES

Schedule II -- Valuation and Qualifying Accounts

Financial statement schedules (other than the schedule listed above) are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or in the notes described above in Financial Statements of Item 15, Exhibits, Financial Statement Schedules.

15.

EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Filed with this Report	Form	Date of Report or Period Ending	Exhibit	Filing Date

3(i)	Articles of Incorporation		8-K	4/11/2013	3(i)	4/12/2013
3(ii)	By-Laws		8-K	4/12/2006	3(ii)	4/14/2006
10.3	Credit agreement dated December 31, 2012 between BOKF, NA dba Bank of Oklahoma and The Monarch Cement Company		8-K	12/31/2012	10.3	1/7/2013
13	2013 Annual Report to Stockholders	X
21	Subsidiaries of the Registrant	X
31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	X
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated March 14, 2014	X
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated March 14, 2014	X
95	Mine Safety Disclosure	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

16.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MONARCH CEMENT COMPANY
(Registrant)

By:	/s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr.
President
Date:	March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Jack R. Callahan	By:	/s/ Gayle C. McMillen
	Jack R. Callahan		Gayle C. McMillen
	Director		Director

Date:	March 14, 2014	Date:	March 14, 2014

By:	/s/ Ronald E. Callaway	By:	/s/ Byron K. Radcliff
	Ronald E. Callaway		Byron K. Radcliff
	Director		Director

Date:	March 14, 2014	Date:	March 14, 2014

By:	/s/ David L. Deffner	By:	/s/ Walter H. Wulf, Jr.
	David L. Deffner		Walter H. Wulf, Jr.
	Director		President, Chairman of the Board and Director (principal executive officer)

Date:	March 14, 2014	Date:	March 14, 2014

By:	/s/ Robert M. Kissick	By:	/s/ Debra P. Roe
	Robert M. Kissick		Debra P. Roe, CPA
	Director		Chief Financial Officer and Assistant Secretary-Treasurer (principal financial officer and principal accounting officer)

Date:	March 14, 2014	Date:	March 14, 2014

17.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

Audit Committee, Board of Directors and Stockholders
The Monarch Cement Company
Humboldt, Kansas

In connection with our audit of the consolidated financial statements of The Monarch Cement Company and subsidiaries (the Company) for each of the three years in the period ended December 31, 2013, we have also audited the following financial statement schedules. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic consolidated financial statements. The schedules are presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and are not a required part of the consolidated financial statements.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

Kansas City, Missouri
March 14, 2014

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES

SCHEDULE II -VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2013

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deduction from Reserves (1)	Balance at End of Period
Description

FOR THE YEAR ENDED DECEMBER 31, 2013:
Reserve for doubtful accounts	$636,000	$538,000	$684,000	$490,000

FOR THE YEAR ENDED DECEMBER 31, 2012:
Reserve for doubtful accounts	$670,000	$112,000	$146,000	$636,000

FOR THE YEAR ENDED DECEMBER 31, 2011:
Reserve for doubtful accounts	$707,000	$250,000	$287,000	$670,000

(1) Write-off of uncollectible accounts, net of collections on accounts previously written off.

19.

EXHIBIT INDEX

Exhibit
No.	Description
13	2013 Annual Report to Stockholders
21	Subsidiaries of the Registrant
31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated March 14, 2014
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated March 14, 2014
95	Mine Safety Disclosure
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

20.