Form 10-Q
period 2014-03-31
MONARCH CEMENT CO
filed 2014-05-09
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-Q
____________________

(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2014, or

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

As of April 28, 2014, there were 2,600,232 shares of Capital Stock, par value $2.50 per share outstanding and 1,366,699 shares of Class B Capital Stock, par value $2.50 per share outstanding.

PART I  -  FINANCIAL INFORMATION

The condensed consolidated financial statements included in this report have been prepared by our Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Our Company believes that the disclosures are adequate to make the information presented not misleading.  The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented.  Those adjustments consist only of normal, recurring adjustments.  The condensed consolidated balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Company's annual report on Form 10-K for 2013 filed with the Securities and Exchange Commission.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Item 1.       Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,515,014	$6,401,752
Receivables, less allowances of $516,000 in 2014 and $490,000
in 2013 for doubtful accounts	13,831,680	12,139,618
Inventories, priced at cost which is not in excess of market-
Finished cement	$5,826,900	$4,420,327
Work in process	2,518,317	3,595,223
Building products	4,325,110	3,883,085
Fuel, gypsum, paper sacks and other	6,550,908	6,570,913
Operating and maintenance supplies	12,959,807	12,794,198
Total inventories	$32,181,042	$31,263,746
Refundable federal and state income taxes	913,771	—
Deferred income taxes	660,000	660,000
Prepaid expenses	1,732,596	1,042,033
Total current assets	$50,834,103	$51,507,149
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
depreciation and depletion of $184,129,259 in 2014 and $183,868,729 in 2013	81,027,077	80,940,604
DEFERRED INCOME TAXES	6,960,577	8,179,577
INVESTMENTS	28,692,634	25,292,634
INVESTMENTS IN AFFILIATES	3,377,407	3,428,633
OTHER ASSETS	4,766,468	4,757,265
	$175,658,266	$174,105,862
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,293,359	$6,327,952
Current portion of term loan	1,428,571	1,428,571
Current portion of other long-term debt	175,000	175,000
Accrued liabilities	5,067,816	6,754,288
Total current liabilities	$13,964,746	$14,685,811
LONG-TERM DEBT	15,010,222	12,061,164
ACCRUED POSTRETIREMENT BENEFITS	25,146,717	24,917,379
ACCRUED PENSION EXPENSE	8,007,127	8,009,127
STOCKHOLDERS' EQUITY
Capital Stock, par value $2.50 per share, one vote per share - Authorized 10,000,000 shares,
Issued and Outstanding 2,600,232 shares at 03/31/2014 and 2,599,532 shares at 12/31/2013	$6,500,580	$6,498,830
Class B Capital Stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability, convertible at all times into Capital Stock on a share-for-share basis - Authorized 10,000,000 shares, Issued and Outstanding 1,366,699 shares at
03/31/2014 and 1,367,399 shares at 12/31/2013	3,416,747	3,418,497
Additional paid-in-capital	2,485,125	2,485,125
Retained earnings	95,699,369	98,518,546
Accumulated other comprehensive income	5,427,633	3,511,383
TOTAL STOCKHOLDERS' EQUITY	$113,529,454	$114,432,381
	$175,658,266	$174,105,862
See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND RETAINED EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

		(As adjusted)
	2014	2013
NET SALES	$23,461,551	$21,364,465
COST OF SALES	23,538,514	21,776,225
Gross loss from operations	$(76,963)	$(411,760)
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,646,195	3,750,405
Loss from operations	$(3,723,158)	$(4,162,165)
OTHER INCOME (EXPENSE):
Interest income	$22,168	$33,049
Interest expense	(54,454)	(47,646)
Gain on sale of equity investments	—	3,069,284
Dividend income	104,000	748,736
Other, net	(14,201)	(2,451)
	$57,513	$3,800,972

Loss from continuing operations before income taxes	$(3,665,645)	$(361,193)
BENEFIT FROM INCOME TAXES	(1,025,000)	(101,000)
Equity in affiliate loss, net of tax	(51,226)	(2,222)
Net loss from continuing operations	$(2,691,871)	$(262,415)

Discontinued operations:
Loss from operations of Tulsa Dynaspan, Inc. and Beaver Lake
Concrete, Inc. (including gain on disposal of $0 and $0, respectively)	$(177,306)	$(2,328,026)
BENEFIT FROM INCOME TAXES	(50,000)	(649,000)
Net loss from discontinued operations	$(127,306)	$(1,679,026)

NET LOSS	$(2,819,177)	$(1,941,441)

RETAINED EARNINGS, beginning of period	98,518,546	97,758,013
RETAINED EARNINGS, end of period	$95,699,369	$95,816,572

Basic loss per share:
From continuing operations	$(0.68)	$(0.06)
From discontinued operations	(0.03)	(0.42)
Net loss per share	$(0.71)	$(0.48)
See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

		(As adjusted)
	2014	2013
NET LOSS	$(2,819,177)	$(1,941,441)
OTHER COMPREHENSIVE INCOME, net of deferred tax

UNREALIZED APPRECIATION ON AVAILABLE-FOR-SALE
SECURITIES (Net of deferred tax expense of $1,360,000
and $1,136,000, for 2014 and 2013, respectively)	2,040,000	1,703,284

RECLASSIFICATION ADJUSTMENT FOR SALE OF
SECURITIES INCLUDED IN NET LOSS (Net of deferred
tax expense of $0 and $1,228,000 for 2014 and 2013,
respectively)	—	(1,841,284)

AMORTIZATION OF PENSION AND POSTRETIREMENT,
PRIOR SERVICE COST (Net of deferred tax expense (benefit)
of $231,000 and $(5,000) for 2014 and 2013, respectively)	(343,750)	6,600

AMORTIZATION OF PENSION AND POSTRETIREMENT LOSS
(Net of deferred tax benefit of $(148,000) and $(203,000) for 2014
and 2013, respectively)	220,000	304,179

TOTAL OTHER COMPREHENSIVE INCOME, net of deferred tax	$1,916,250	$172,779
COMPREHENSIVE LOSS	$(902,927)	$(1,768,662)
See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

		(As adjusted)
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(2,819,177)	$(1,941,441)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation, depletion and amortization	2,927,135	2,847,311
Loss from equity method investments	51,226	2,222
Deferred income taxes	(58,000)	(73,000)
Gain on disposal of assets	(367,642)	(16,572)
Realized gain on sale of equity investments	—	(3,069,284)
Postretirement benefits and pension expense	20,588	981,656
Change in assets and liabilities:
Receivables, net	(1,692,062)	(1,012,547)
Inventories	(917,296)	(1,313,613)
Refundable income taxes	(913,771)	(527,771)
Prepaid expenses	(690,563)	(588,406)
Other assets	(3,659)	(653)
Accounts payable and accrued liabilities	863,001	(3,330,088)
Net cash used for operating activities	$(3,600,220)	$(8,042,186)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$(3,815,594)	$(7,614,086)
Proceeds from disposals of property, plant and equipment	492,412	40,608
Payment for purchases of available-for-sale equity investments	—	(305,436)
Proceeds from disposals of available-for-sale equity investments	—	3,598,968
Net cash used for investing activities	$(3,323,182)	$(4,279,946)

FINANCING ACTIVITIES:
Increase in revolving loan, net	$3,355,532	$8,461,032
Proceeds from bank loans	—	4,472,950
Payments on bank loans	(357,143)	(357,143)
Payments on other long-term debt	(49,331)	(46,931)
Cash dividends paid	(912,394)	(923,136)
Net cash provided by financing activities	$2,036,664	$11,606,772

Net decrease in cash and cash equivalents	$(4,886,738)	$(715,360)
Cash and Cash Equivalents, beginning of year	6,401,752	1,440,959
Cash and Cash Equivalents, end of period	$1,515,014	$725,599

Supplemental disclosures:
Interest paid, net of amount capitalized	$54,454	$47,961
Income taxes paid (refunds received)	$400,000	$(149,229)
Capital equipment additions included in accounts payable and
accrued liabilities	$65,176	$106,102
See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (UNAUDITED), AND DECEMBER 31, 2013

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

Recently Adopted Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists". With certain exceptions, ASU 2013-11 requires entities to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance is effective for interim and annual periods beginning after December 15, 2013 on either a prospective or retrospective basis with early adoption permitted. The guidance became effective for the Company beginning January 1, 2014 and did not have a material impact on its consolidated results of operations and financial condition.

New Accounting Standards Issued But Not Yet Adopted

There are currently no accounting standards that have been issued and not yet adopted by the Company that are expected to have a significant impact on the Company's financial position, results of operations and cash flows upon adoption.

NOTE 2: DISCONTINUED OPERATIONS

In May 2013, the Company announced its decision to close the construction contract division of TDI in the Ready-Mixed Concrete Business segment and put the property, plant and equipment of the division up for sale. The decision to close the division, which produced precast/hollowcore products, was driven primarily as a result of incurring significant operating losses in each of the last three years.
On July 12, 2013, the Company signed a definitive agreement to sell the property, plant and equipment of TDI's ready-mixed concrete division known as Arrow Concrete Company (Arrow) and subsequently ceased operations of the division at the end of the same business day. Arrow's assets have been completely transferred. TDI's construction contract division closure was completed by the end of the fourth quarter 2013 and the subsidiary ceased primary operations. TDI's operating results, reported in discontinued operations, for March 31, 2014 and March 31, 2013 are as follows:

(in millions)	2014	2013
Sales	$—	$5.2
Pretax loss	(0.1)	(2.1)
Prior period financial statements reflect the operations of TDI as a discontinued operation. Costs incurred related to the closure and associated exit or disposal activities are not expected to be material.

In November 2013, the Company decided to lease the remaining assets of TDI and as a result the assets were reclassified from held-for-sale to held-for-use. Later in the quarter TDI consummated a lease purchase agreement for its remaining assets. These assets, which have a net book value of $2.7 million, are presented under the caption "Other Assets" in the accompanying Condensed Consolidated Balance Sheet at March 31, 2014. The assets consist solely of property, plant and equipment. As of December 31, 2013 the remaining TDI assets were tested for recoverability and their fair value less cost to sell exceeded their carrying amount;

accordingly no impairment loss was recognized. After review, the Company does not consider these assets to be impaired at March 31, 2014.
In December 2013, the Company announced its decision to close Beaver Lake Concrete, Inc. (BLC), another subsidiary in the Ready-Mixed Concrete Business segment, and lease the related property, plant and equipment effective January 1, 2014. The Company retained BLC's cement transport trucks and effective January 1, 2014 began hauling cement for third parties. The decision to close the subsidiary was driven primarily as a result of incurring operating losses in the last several years. BLC's operating results, reported in discontinued operations, for the March 31, 2014 and March 31, 2013 are as follows:

(in millions)	2014	2013
Sales	$0.2	$1.4
Pretax loss	(0.1)	(0.2)
Prior period financial statements reflect the operations of BLC as a discontinued operation. Costs incurred related to the closure and associated exit or disposal activities are not expected to be material.

BLC has a lease agreement for its assets which have a net book value of $0.8 million. These assets, consisting solely of property, plant and equipment, are presented under the caption "Other Assets" in the accompanying Condensed Consolidated Balance Sheet at March 31, 2014. As of December 31, 2013 the remaining BLC assets were tested for recoverability and their fair value less cost to sell exceeded their carrying amount; accordingly no impairment loss was recognized. After review, the Company does not consider these assets to be impaired at March 31, 2014.

NOTE 3: RECEIVABLES

Our Company groups its operations into two lines of business - Cement Business and Ready-Mixed Concrete Business. The "Cement Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products, and sundry building materials business. Our Ready-Mixed Concrete Business previously included the concrete construction division of TDI which involved short-term and long-term contracts. The operations of TDI were discontinued in 2013 due to consecutive year operating losses. See Note 2, "Discontinued Operations", for further discussion. Short-term contracts for specific projects were generally of three to six months in duration. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Revenues from contracts using the cost-to-cost measures of completion were recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Full provision was made for any anticipated losses. The majority of the long-term contracts would allow only scheduled billings and contained retainage provisions under which 5% to 10% of the contract invoicing may be withheld by the customer pending project completion. As of March 31, 2014, the amount of billed retainage which is included in accounts receivable was approximately $171,200, all of which is expected to be collected within one year. The amount of billed retainage which was included in accounts receivable at December 31, 2013 was approximately $182,500.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2014, the amount of accounts payable related to property, plant and equipment was approximately $65,000 compared to December 31, 2013 which was approximately $737,000.

NOTE 5: INVENTORIES

For the three months ended March 31, 2014, we incurred a temporary last-in, first-out (LIFO) liquidation gain due to reductions in finished cement and work in process inventory of $0.5 million which we expect to be restored by the end of the year. The temporary LIFO liquidation gain has been deferred as a component of accrued liabilities. We did not incur a temporary LIFO liquidation gain during the three months ended March 31, 2013.

NOTE 6: LINES OF BUSINESS

Corporate assets for 2014 and 2013 include cash and cash equivalents, refundable income taxes, investments and other assets. The operations of TDI and BLC, subsidiaries in the Ready-Mixed Concrete Business segment, have been presented as discontinued operations in the financial statements and not included in segment results for the current or prior period. See Note 2, "Discontinued Operations", for further discussion. Following is a summary of the Company's business segment results for the periods indicated:

	Cement Business	Ready- Mixed Concrete Business	Adjustments and Eliminations	Consolidated
For the Three Months Ended 03/31/14
Sales to unaffiliated customers	$9,935,674	$13,525,877	$—	$23,461,551
Intersegment sales	2,865,060	—	(2,865,060)	—
Total net sales	$12,800,734	$13,525,877	$(2,865,060)	$23,461,551
Loss from operations	$(2,030,331)	$(1,692,827)		$(3,723,158)
Other income, net				57,513
Loss before income taxes				$(3,665,645)
Capital Expenditures	$1,823,786	$1,183,609		$3,007,395

For the Three Months Ended 03/31/13
Sales to unaffiliated customers	$8,444,664	$12,919,801	$—	$21,364,465
Intersegment sales	2,853,657	—	(2,853,657)	—
Total net sales	$11,298,321	$12,919,801	$(2,853,657)	$21,364,465
Loss from operations	$(2,717,570)	$(1,444,595)		$(4,162,165)
Other income, net				3,800,972
Loss before income taxes				$(361,193)
Capital Expenditures	$4,667,224	$2,304,502		$6,971,726

Balance at 03/31/14
Identifiable Assets	$93,745,632	$35,026,763	$128,772,395
Corporate Assets			46,885,871
			$175,658,266

Balance at 12/31/13
Identifiable Assets	$91,279,098	$34,106,903	$125,386,001
Corporate Assets			48,719,861
			$174,105,862

NOTE 7: FAIR VALUE

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

The aggregate amount of equity securities carried at cost, for which the Company has not elected the fair value option, was $0.5 million as of March 31, 2014. The remaining $28.2 million in equity security investments are stated at fair value. As of December 31, 2013, the aggregate amount of equity securities carried at cost was $0.5 million and the remaining $24.8 million in equity security investments were stated at fair value. The following table presents the fair value of the Company's available-for-sale equity securities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013:

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014:
Assets:	Fair Value
Available-for-sale equity securities
Cement industry	$15,478,455	$15,478,455	$—	$—
General building materials industry	7,342,061	7,342,061	—	—
Oil and gas refining and marketing industry	4,305,275	4,305,275	—	—
Residential construction industry	1,030,503	1,030,503	—	—
Total assets measured at fair value	$28,156,294	$28,156,294	$—	$—

December 31, 2013:
Assets:
Available-for-sale equity securities
Cement industry	$12,671,592	$12,671,592	$—	$—
General building materials industry	6,565,316	6,565,316	—	—
Oil and gas refining and marketing industry	4,425,517	4,425,517	—	—
Residential construction industry	1,093,869	1,093,869	—	—
Total assets measured at fair value	$24,756,294	$24,756,294	$—	$—

There were no transfers between levels and there were no significant changes in the valuation techniques during the period ended March 31, 2014. No reconciliation (roll forward) of the beginning and ending balances for Level 3 is presented since the Company does not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either of the dates reported in the table above.  The Company has no liabilities at either date requiring remeasurement to fair value on a recurring basis in the balance sheet. The Company has no additional assets or liabilities at either date requiring remeasurement to fair value on a non-recurring basis in the balance sheet.

The following table shows the unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual trade lots of securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

Available-for-sale equity securities	Less than 12 Months		12 Months or Greater		Total
March 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential construction industry	$569,943	$(40,415)	$95,950	$(6,845)	$665,893	$(47,260)
Total	$569,943	$(40,415)	$95,950	$(6,845)	$665,893	$(47,260)

December 31, 2013
Residential construction industry	$283,143	$20,267	$—	$—	$283,143	$20,267
Total	$283,143	$20,267	$—	$—	$283,143	$20,267

NOTE 8: INVESTMENTS

Cost Method Investments

The Company owns stock in a privately-owned company in the ethanol production industry. The investment, for which fair value approximates carrying value, was evaluated at March 31, 2014 and December 31, 2013 for impairment. The evaluations of the investment for each period's impairment analysis were based on the specific identification of shares held and quoted prices in markets that are not active (Level 2) and no impairments were identified. As a result of the evaluations, the Company does not consider the cost-method investment to be impaired at March 31, 2014 or December 31, 2013.

Fair Value Investments

Impairment Analysis

March 31, 2014--The Company's investments in available-for sale securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each investment to market price. As a result of these evaluations, the Company did not identify any other-than-temporary impairments in investments which would have resulted in a recognized loss in earnings of equity investments. The Company did identify some specific investments in available-for-sale equity securities that were not other-than-temporarily impaired resulting in the recognition of unrealized losses (see table above in Note 7 "Fair Value"). These unrealized losses relate to investments in the common stock of one company in the residential construction industry. When the Company evaluated the impairment by comparing the specifically identified cost of each investment to market price as of April 15, 2014, the residential construction industry securities' price per share decreased slightly from March 31, 2014 levels. The Company evaluated the near-term prospects in relation to the severity of the impairments and the duration of the impairments. Based on that evaluation, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

December 31, 2013--The Company's investments in available-for sale securities carried at fair value were evaluated every quarter for impairment by comparing the specifically identified cost of each investment to market price. As a result of these evaluations, the Company did not identify any other-than-temporary impairments in investments which would have resulted in a recognized loss in earnings of equity investments. The Company did identify some specific investments in available-for-sale equity securities that were not other-than-temporarily impaired resulting in the recognition of unrealized losses (see table above in Note 7 "Fair Value"). These unrealized losses relate to investments in the common stock of one company in the residential construction industry. When the Company evaluated the impairment by comparing the specifically identified cost of each investment to market price as of February 3, 2014, the residential construction industry securities' price per share decreased slightly from December 31, 2013 levels. The Company evaluated the near-term prospects in relation to the severity of the impairments and the duration of the impairments. Based on that evaluation, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2013.

Investment Results

The investment results for March 31, 2014 and December 31, 2013 are as follows for available-for-sale equity securities carried at fair value:

	Amortized Cost	Gross Unrealized Holding		Fair Value
March 31, 2014		Gains	Losses
Available-for-sale equity securities
Cement industry	$2,940,000	$12,540,000	$—	$15,480,000
General building materials industry	3,600,000	3,740,000	—	7,340,000
Oil and gas refining and marketing industry	340,000	3,970,000	—	4,310,000
Residential construction industry	1,020,000	10,000	—	1,030,000
Total available-for-sale equity securities	$7,900,000	$20,260,000	$—	$28,160,000

Less: Deferred taxes on unrealized holding gains		8,104,000
Unrealized gains recorded in equity, net of deferred tax		$12,156,000

	Amortized Cost	Gross Unrealized Holding		Fair Value
December 31, 2013		Gains	Losses
Available-for-sale equity securities
Cement industry	$2,940,000	$9,730,000	$—	$12,670,000
General building materials industry	3,600,000	2,970,000	—	6,570,000
Oil and gas refining and marketing industry	340,000	4,090,000	—	4,430,000
Residential construction industry	1,020,000	70,000	—	1,090,000
Total available-for-sale equity securities	$7,900,000	$16,860,000	$—	$24,760,000

Less: Deferred taxes on unrealized holding gains		6,744,000
Unrealized gains recorded in equity, net of deferred tax		$10,116,000

Investment-related cash flow information for available-for-sale equity securities carried at fair value for March 31, 2014 and December 31, 2013 is as follows:

	2014	2013
Proceeds from sale of equity securities	$—	$5,373,412
Realized gain on equity securities	—	3,891,296
Payment for purchases of equity securities	—	1,116,664

Equity Method Investments
The Company owns common stock of GFI, a privately-owned company in the brick industry. During 2013, the Company purchased $0.7 million in additional shares of GFI resulting in a 19.34% ownership as of December 31, 2013. Previously, the Company accounted for the investment as a cost method investment as management believed it did not have significant influence over GFI. As a result of the additional investment, the Company has determined that it has the ability to exercise significant influence, but not control, over the operating and financial policies of GFI. Consequently, the equity method of accounting is used for the investment and prior period financials from 2001 forward have been adjusted to reflect the change in accounting.
The following financial statement line items for March 31, 2013 were affected by the change in accounting principle from cost method to equity method of accounting for the investment in GFI:

	As Adjusted	As Previously Reported
For the three months ended March 31, 2013:
Equity in affiliate losses, net of tax	(2,222)	—
Net loss	(1,941,441)	(1,939,219)
Net loss per share	(0.48)	(0.48)

Pertinent information about the Company's investment in GFI for the periods indicated below:

	March 31, 2014	December 31, 2013
Carrying value	$3,377,407	$3,428,633
Ownership percentage	19.34%	19.34%
Undistributed earnings	786,293	837,519
Difference between carrying amount and the underlying equity in net assets*	172,654	172,654

	March 31, 2014	March 31, 2013
Equity in earnings	(51,226)	(2,222)
* The difference between carrying amount and the underlying equity in net assets is in a memo account allocated to goodwill.

During the three months ended March 31, 2014 and March 31, 2013, the Company had purchased $0.2 million and $0.2 million, respectively, of brick from GFI in arm's length transactions in the normal course of business for resale to third parties. The Company eliminated intra-entity profits or losses for its proportionate share of GFI's common stock for inventory still remaining with the Company until such profits or losses were realized in transactions with third parties. Amounts due to GFI for Company purchases were not significant at March 31, 2014 and March 31, 2013.
The Company's equity method investment is reviewed for impairment on a periodic basis or if an event occurs or circumstances change that indicate the carrying amount may be impaired. This assessment is based on a review of the investment's performance and a review of indicators of impairment to determine if there is evidence of a loss in value of the investment. Factors the Company considers include:

•	Absence of the Company's ability to recover the carrying amount;

•	Inability of the equity affiliate to sustain an earnings capacity which would justify the carrying amount of the investment; and

•	Significant litigation, bankruptcy or other events that could impact recoverability.

For an equity investment with impairment indicators, the Company measures fair value on the basis of discounted cash flows or other appropriate valuation methods (Level 3). If it is probable that the Company will not recover the carrying amount of its investment, the impairment is considered other-than-temporary and recorded in earnings, and the equity investment balance is reduced to its fair value accordingly. After review, the Company does not consider its equity method investment, for which fair value approximates carrying value, to be impaired at March 31, 2014 or December 31, 2013.

NOTE 9: PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the three months ended March 31, 2014 and 2013:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service cost	$215,000	$217,529	$187,500	$204,959
Interest cost	496,500	484,356	366,972	422,470
Less: Expected return on plan assets	713,500	587,363	—	—
Amortization of prior service cost	25,250	24,932	(600,000)	(13,332)
Recognized net actuarial loss	204,250	333,408	163,750	—
Unrecognized net loss	—	—	—	173,771
Net periodic expense	$227,500	$472,862	$118,222	$787,868

As previously disclosed in our financial statements for the year ended December 31, 2013, Monarch expects to contribute approximately $2,790,000 to the pension fund in 2014. As of March 31, 2014, we have not made any contributions to the fund.
The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets. As previously disclosed in our financial statements for the year ended December 31, 2013, Monarch expects expenditures of approximately $1,625,000 for this plan in 2014. As of March 31, 2014, we have contributed approximately $325,000 and anticipate contributing an additional $1,300,000 to this plan in 2014 for a total of $1,625,000.

NOTE 10: RECLASSIFICATION OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the reclassifications out of accumulated other comprehensive income and the affected line item in the statements where net income is presented for the three months ended March 31, 2014 and 2013:

Reclassifications for	2014	2013
Net periodic pension and postretirement costs in:
Cost of Sales	$108,777	$(303,453)
Tax (expense) benefit	(43,669)	121,667
Net of tax	$65,108	$(181,786)

Selling, General & Administrative Expenses	$97,973	$(215,326)
Tax (expense) benefit	(39,331)	86,333
Net of tax	$58,642	$(128,993)

Unrealized net gains on available-for-sale securities in:
Gain on sale of equity investments	$—	$3,069,284
Tax expense	—	(1,228,000)
Net of tax	$—	$1,841,284

Reclassifications, net of tax	$123,750	$1,530,505

NOTE 11: OTHER NONOPERATING INCOME OR EXPENSE

Other, net contains miscellaneous nonoperating income (expense) items other than interest income, interest expense, gains on equity investments and dividend income.

NOTE 12: EARNINGS PER SHARE

Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 3,966,931 and 4,013,634 in the first quarter of 2014 and 2013, respectively. The Company has no capital stock equivalents and therefore, does not report diluted earnings per share.

NOTE 13: INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2010. The Company believes it is not subject to any significant tax risk. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any significant interest expenses recognized during the three months ended March 31, 2014 or March 31, 2013.

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

We have described under the caption "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, and in other reports that we file with the SEC from time to time, additional factors that could cause actual results to be materially different from those described in the forward-looking statements. You are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date they were made.

RESULTS OF OPERATIONS - CRITICAL ACCOUNTING POLICIES

Reference is made to the Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Policies incorporated herein by reference to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for accounting policies which are considered by management to be critical to an understanding of the Company's financial statements.

RESULTS OF OPERATIONS - OVERVIEW

The Company is engaged in the manufacture and sale of portland cement, marketed under registered trademarks using the name "MONARCH", as well as selling ready-mixed concrete, concrete products and sundry building materials business within the Humboldt cement plant's primary market. Due to the cost of hauling our products and the perishable nature of ready-mixed concrete we are dependent on the availability of local market opportunities. All of the Company's operations and sales are in one geographic area consisting primarily of the State of Kansas, the State of Iowa, southeast Nebraska, western Missouri, northwest Arkansas and northern Oklahoma. The Company is heavily dependent upon the residential, commercial and governmental construction industry and is directly affected by the level of activity in that industry. The Company is not a significant factor in the nationwide portland cement or ready-mixed concrete business but does constitute a significant market factor for cement in its market area.

During 2013, the Company made the decision to discontinue operations of two of its subsidiaries, Beaver Lake Concrete, Inc. (BLC) and Tulsa Dynaspan, Inc. (TDI) located in northwest Arkansas and northern Oklahoma, respectively, due to consecutive year operating losses. Both subsidiaries were in the Ready-Mixed Concrete Business segment. Prior period financial statements reflect the operations of both subsidiaries as discontinued operations and as such their information was excluded from segment results discussed below in "Results of Operations". See Note 2, "Discontinued Operations", of Notes to the Condensed Consolidated Financial Statements for further discussion of the discontinued operations.

Historically, the Company has made substantial investments in our cement production facilities to increase cement production capacity to meet customer needs and to improve our production processes. We have postponed any further enhancements of our production processes other than those required to meet emission limitations included in the latest regulations issued by the Environmental Protection Agency (EPA). See "Capital Resources" and "Environmental Regulations" below for further discussion of the Company's planned expenditures to meet compliance with EPA regulations. The Company also plans to invest in other miscellaneous equipment and facility improvements in the Ready-Mixed Concrete Business in 2014.

Construction activity overall has continued to show a modest improvement in our market areas. The Portland Cement Association's (PCA) forecast notes the main construction sectors - residential, nonresidential and public - could each record gains in 2014. They predict the growth will be broad based with half of it anticipated to come from residential construction activity due to the large amount of pent-up demand. They forecast the commercial and institutional sector will contribute another 25%. When each sector contributes to growth, robust gains in cement consumption rates typically materialize. PCA predicts real construction spending to grow 8% in 2014. No assurances can be given that predictions of the PCA's forecast, or any such predicted growth in construction spending, will actually be realized.

The Company elected to reduce cement production in the first quarter of the last several years to undertake plant repairs and maintenance, largely using our own production personnel. During the remainder of the year, the Company evaluates inventory levels and sales forecasts to determine if reductions in cement production are warranted and can be scheduled around maintenance needs. In addition to costs that vary with the volume of production, our cost of sales includes certain fixed costs that do not vary with the volume of production. We have extremely limited ability to reduce these fixed costs in the short term. As a result, lower production levels which result from extended shutdowns generally have a negative impact on our gross profit margins. During the first quarter of 2014 and 2013, the Company also installed equipment to comply with the National Emission Standard for Hazardous Air Pollutants (NESHAP) while the cement production facilities were shutdown.

RESULTS OF OPERATIONS - FIRST QUARTER OF 2014 COMPARED TO FIRST QUARTER OF 2013

Consolidated net sales for the three months ended March 31, 2014 increased by $2.1 million from the three months ended March 31, 2013. Sales in our Cement Business were higher by $1.5 million and sales in our Ready-Mixed Concrete Business were higher by $0.6 million. Cement Business sales increased $1.3 million as a result of a 15.5% increase in volume sold and increased $0.2 million as a result of price increases. Ready-mixed concrete sales in our Ready-Mixed Concrete Business decreased $0.6 million due to a 5.6% decrease in cubic yards sold which was offset by $0.7 million in price increases. Sales of brick, block and other sundry items increased by $0.5 million.

Consolidated cost of sales for the three months ended March 31, 2014 increased by $1.8 million when compared to the three months ended March 31, 2013. Cost of sales in our Cement Business was higher by $1.0 million and cost of sales in our Ready-Mixed Concrete Business increased by $0.8 million. Cement Business cost of sales increased $1.4 million due to the 15.5% increase in volume sold which was partially offset by a $0.4 million decrease in production costs as a result of operating efficiencies made possible by higher production levels. Cement production for the first quarter of 2014 increased 8.9% from first quarter 2013 production levels. Costs were also favorably impacted by the negotiated change in postretirement health benefits for our Humboldt union employees from a defined benefit to a defined contribution plan which resulted in a decrease in postretirement expense. Ready-mixed concrete cost of sales decreased $0.5 million due to the 5.6% decrease in cubic yards of ready-mixed concrete sold which was offset by a $0.4 million increase in material costs and $0.6 million increase due to inefficiencies related to lower sales volumes. Higher sales volumes of brick, block and other sundry items increased cost of sales an additional $0.3 million.

Our overall gross profit rate for the three months ended March 31, 2014 was (0.3)% versus (1.9)% for the three months ended March 31, 2013. As a result of the above sales and cost of sales factors, the gross profit rate for the Cement Business improved from (9.0)% for the three months ended March 31, 2013 to (2.7)% for the three months ended March 31, 2014. The gross profit rate for the Ready-Mixed Concrete Business declined from 2.7%  for the three months ended March 31, 2013 to 1.4% for the three months ended March 31, 2014.

Selling, general and administrative expenses were relatively unchanged for the three months ended March 31, 2014 compared to the same period of 2013. Selling, general and administrative expenses are normally considered fixed costs that do not vary significantly with changes in sales volumes.

Sales of equity investments during the three months ended March 31, 2014 and 2013 resulted in gains of approximately $0 and $3.1 million, respectively. Dividend income of $0.1 million and $0.7 million for the first quarter of 2014 and 2013, respectively, was primarily related to our investment in the oil and gas refining industry.

The effective tax rates for the three months ended March 31, 2014 and 2013 were 28.0%. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and the dividends received deduction. Taxes for the current year are estimated based on prior years' effective tax rates.

LIQUIDITY

The Company considers all liquid investments with original maturities of three months or less which we do not intend to roll over beyond three months to be cash equivalents. At March 31, 2014 and December 31, 2013, cash equivalents consisted primarily of money market investments and repurchase agreements with various banks.

We are able to meet our cash needs primarily from a combination of operations, the sale of equity investments and bank loans.

Operating activities used $3.6 million and $8.0 million during the three months ended March 31, 2014 and March 31, 2013, respectively. The $4.4 million increase in cash provided in 2014 over 2013 was driven by favorable changes in inventories and accounts payable and accrued liabilities partially offset by unfavorable changes in receivables, refundable income taxes and accrued postretirement benefit and pension expense. Realized gains from the disposal of property, plant and equipment in net income increased $0.3 million during the first three months of 2014 compared to the same period of 2013 primarily related to the sale of land and right of ways associated with a pipeline being installed on the edge of one of our quarries. Realized gains on the sale of equity investments decreased $3.1 million during the first three months of 2014 compared to the same period of 2013 and are not indicative of the operating margins for the period. No equity investments were sold during the first three months of 2014.

Investing activities used $3.3 million and $4.3 million during the first three months of 2014 and 2013, respectively. The difference between the two periods is primarily related to the $3.8 million decrease in the acquisition of property, plant and equipment, the $0.5 million increase in proceeds from the disposals of property, plant and equipment and the $0.3 million decrease in purchases of equity investments which were partially offset by the $3.6 million decrease in proceeds from the sale of equity investments during the three months ended March 31, 2014 from the same period in 2013. Property, plant and equipment cash purchases through the first quarter of 2014 included $2.5 million primarily related to NESHAP compliance in our cement production facilities and $1.3 million related to routine equipment purchases in our Ready-Mixed Concrete Business.

Financing activities provided $2.0 million and $11.6 million for the three months ended March 31, 2014 and March 31, 2013, respectively. The decrease in cash provided is primarily due to a reduction in proceeds from the revolving loan and the advancing term loan during 2014.

On December 31, 2012, the Company entered into a new credit agreement with its current lender, BOKF, NA dba Bank of Oklahoma (Bank of Oklahoma), which amended and restated its existing credit agreement. The agreement provides for a secured credit commitment consisting of a $10.0 million advancing term loan maturing December 31, 2015, a $10.0 million term loan maturing December 31, 2017 and a $15.0 million revolving loan maturing December 31, 2015. Interest rates on the Company's advancing term loan and revolving loan are both variable and based on the rate of interest regularly published by the Wall Street Journal and designated as the U.S. Prime Rate (herein referred to as the WSJ prime rate) less 1.50% with a 1.50% interest rate minimum or floor. Interest rates on the Company's term loan are variable and based on the WSJ prime rate less 1.25% with a 1.75% interest rate minimum or floor. The agreement requires the Company to pledge its investment account, receivable accounts and inventory to Bank of Oklahoma as collateral for the advancing term loan, the term loan and revolving loan. The Company is obligated to maintain at least $12.0 million in its pledged investment account. The carrying value of receivables, inventory and the investment account pledged as collateral was $13.8 million, $32.2 million and $27.1 million, respectively as of March 31, 2014. The agreement also contains financial covenants requiring the Company, as of the end of any fiscal quarter, to maintain a minimum tangible net worth before accumulated other comprehensive income (loss) of $95.0 million and a minimum tangible net worth after accumulated other comprehensive income (loss) of $85.0 million. The Company was in compliance with these requirements as of March 31, 2014.

As of March 31, 2014, the Company had $8.2 million outstanding on its term loan, $4.5 million on its advancing term loan, and $3.3 million on its revolving loan leaving balances available of $5.5 million and $11.7 million on the advancing term loan and revolving loan, respectively. The annual weighted average interest rate we paid on the term loan during the first quarter of 2014 and 2013 was 2.00%. The annual weighted average interest rate we paid on the revolving loan during the first quarter of 2014 and 2013 was 1.75%. The annual weighted average interest rate we paid on the advancing term loan during the first quarter of 2014 and 2013 was 1.75%. As of March 31, 2014, the applicable interest rate was 2.00% on the term loan and 1.75% on the revolving loan and advancing term loan. The term loan, which originated in 2000, was used to help finance the expansion project at our cement manufacturing facility. The revolving loan is used to cover operating expenses primarily during the first half of the year when we build inventory due to the seasonality of our business and for capital expenditures. It is anticipated that the advancing term loan will be primarily used to help finance our NESHAP capital expenditures. For further discussion on NESHAP, see "Capital Resources" below. Our Board of Directors has given management the authority to borrow a maximum of $50 million. We have not discussed additional financing with any banks or other financial institutions and any such financing would be prohibited under our current credit agreement; therefore, no assurances can be given that we will be able to obtain it on favorable terms, if at all, or that our current lender would consent to such borrowing.

The Company has projects in the planning and design phases in addition to projects already in progress. For discussion of these projects, see "Capital Resources" below. We anticipate 2014 capital expenditures will exceed 2013 levels, but we do not anticipate the need for bank financing in addition to that available under the existing revolving loan and advancing term loan.

The Company typically pays a dividend four times during the year. Recently the dividends have been $0.23 per share and have been paid in March, June, September and December. Under the terms and conditions of our credit agreement entered into on December 31, 2012, the Company's ability to pay dividends is subject to its satisfaction of the requirements to maintain a minimum tangible net worth after accumulated other comprehensive income (loss) of $85.0 million and maintain a minimum tangible net worth before accumulated other comprehensive income (loss) of $95.0 million. The requirements could impact the Company's ability to pay and the size of dividends in the future. Although dividends are declared at the Board's discretion and could be impacted by the requirements of the Company's loan agreement, we project future earnings will support the continued payment of dividends at the current level (four quarterly dividends of $0.23 per share).

The Company was required to make a pension contribution for 2013. The Company's contribution was approximately $2.6 million. No estimates of required pension payments have been asked for or scheduled beyond 2014. Based on the pension laws currently in effect, any resulting increases in minimum funding requirements could cause a negative impact to our liquidity. See Note 9: Pension and Other Postretirement Benefits, of Notes to the Condensed Consolidated Financial Statements, for disclosures about 2014 pension contributions.

FINANCIAL CONDITION

Total assets as of March 31, 2014 were $175.7 million, an increase of $1.6 million since December 31, 2013. Cash decreased $4.9 million as cash was used for operations and capital expenditures. Receivables increased $1.7 million from December 31, 2013 to March 31, 2014 primarily due to sales being $2.7 million higher in the month of March 2014 as compared to the month of December 2013. Total inventories increased $0.9 million primarily due to the $1.4 million increase in finished cement, $1.1 million decrease in work in process and $0.4 million increase in Building Products inventory. Increases in receivables and inventory and decreases in cash are common during the first quarter of the year due to the seasonality of our business, see "Seasonality" below. During the first quarter of 2014 we experienced a net loss which resulted in refundable income taxes of $0.9 million. Prepaid expenses increased by $0.7 million primarily due to insurance deposits. The net deferred income tax asset declined $1.2 million primarily due to the increase in unrealized gain on available-for-sale equity investments and the resulting increase in deferred tax liability. Investments carried at fair value increased $3.4 million as a result of the increased fair value per share of our holdings.

Accounts payable increased $1.0 million from December 31, 2013 to March 31, 2014 primarily as a result of increases in payables related to increased production at our ready mixed concrete facilities. Federal and state income tax liability and dividends payable, components of accrued liabilities, decreased by $0.5 million and $0.9 million, respectively, from December 31, 2013 to March 31, 2014.

Indebtedness increased $2.9 million during the first three months of 2014 primarily due to increased utilization of our revolving loan to fund operating expenses and capital expenditures.

CAPITAL RESOURCES

The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Property, plant and equipment expenditures during the first three months of 2014 totaled $3.1 million. Cash expenditures for property, plant and equipment totaled $3.8 million, excluding the amounts that are included in accounts payable and accrued liabilities. Approximately 58% of these expenditures were related to the Cement Business primarily for NESHAP compliance projects and 42% were for routine equipment purchases in the Ready-Mixed Concrete Business.

The Company's clinker coolers may not currently meet the particulate matter emission limitations that were included in the latest regulations issued by the EPA. For discussion on the regulations, see "Environmental Regulations" below.  In 2010, the EPA published modifications to the NESHAP regulations with a compliance date for all U.S. cement plants of September 9, 2013. The Company formulated a strategy to attempt to achieve compliance with the then existing regulations and in 2011 began installing additional pollution control equipment in its Cement Business. In December 2012, the EPA issued a final rule amending NESHAP again with a new compliance date of September 2015. As a result of the rule revisions, which have been challenged in court by certain environmental groups, the Company reassessed its NESHAP strategy and planned capital expenditures, resulting in some modifications to our approach. We have completed the installation of a hydrated lime injection system and additional dust collectors on both kilns at a cost of $0.4 million and $3.7 million, respectively and the modification to our roller mill and related equipment at a cost of $8.4 million. During the first quarter of 2014 we began combining our kiln and coal mill stacks at an estimated cost of $2.3 million and installing continuous emission monitoring equipment at an estimated cost of $1.0 million. Other planned modifications (and estimated cost) include upgraded dust collectors on both clinker coolers ($6.0 million). Current plans are to commence installation and modification of this equipment during the first quarter of 2015. To date, we have expended $16.9 million towards projects related to NESHAP compliance. Cost estimates will be updated as the modifications are engineered and priced for our facility. There is no proven technology that enables us to give 100% assurance that we can reach the limits required by the new regulations; however, we feel compliance is possible at our modern facility.

The Company plans to invest in other miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business in 2014. These expenditures, plus the ones discussed in the above paragraphs related to NESHAP compliance, are expected to reach approximately $11.0 million during 2014 and to be funded with a mixture of cash from operations and bank loans. We do not anticipate the need for additional bank financing beyond the amount available through our advancing term loan and revolving loan.

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

The EPA Administrator has made two important findings clearing the way for EPA to regulate greenhouse gases under the Clean Air Act. The "Endangerment Finding" clarifies EPA's belief that current and projected concentrations of six key greenhouse gases in the atmosphere pose a threat to human health and welfare. Further, the "Cause or Contribute Finding", associates the emissions of the six named GHGs with the threat to public health and welfare. In July 2012 the Court of Appeals for the D.C. Circuit affirmed EPA's findings on these two rules. In June of 2013, President Obama released details for a "Climate Action Plan" which focused on three points; (1) to cut carbon pollution in America, (2) prepare the United States for climate change, and (3) to lead International efforts to combat global climate change and prepare for its impacts. The EPA issued revised proposed "New Source Performance Standards" (NSPS) for future Electric Generating Units (EGUs) on September 20, 2013, and is expected to follow up with proposed standards for modified, reconstructed, and existing EGUs in June of 2014. At this time it is difficult to determine if the EPA will also target existing cement manufacturing facilities for mandated reductions in GHG emissions. If we use the EGU regulatory timeline for comparison purposes and as a template for future EPA GHG regulations, we believe Monarch will avoid any new GHG regulatory impacts until the year 2017 or later. However, no assurance can be given that Monarch will not feel the impact of any new GHG regulations much sooner.

Under the current GHG regulatory language in the Tailoring Rule (75 FR 31514), Monarch would only realize an impact from GHG regulations if a modification or upgrade was completed that demonstrated an increase in the potential to emit (PTE) GHG at a level of 75,000 tons per year, which would require Monarch to implement the Best Available Control Technology (BACT) to ensure that the GHG emissions were controlled to the greatest extent possible. Monarch does not foresee any upgrades that would trigger a BACT review for GHGs in the near future. There are many variables making it difficult to predict the overall cost of GHG controls. It is equally difficult to determine when those costs will be realized, or even the feasibility of any additional regulations or legislation being enacted or finalized. We believe there is consensus in the industry that the costs of CO2 limits required through regulation or legislation could be substantial enough to impact our fundamental cement manufacturing processes.

On December 20, 2012, the EPA issued a final rule amending NESHAP for the portland cement manufacturing industry and the New Source Performance Standards (NSPS) for portland cement plants. The final rule, published in the Federal Register on February 12, 2013, extends the compliance date by two years to September 9, 2015 and relaxes particulate matter emission standards for existing and new sources. It is the culmination of over two years of reconsideration and litigation surrounding these regulations. The final version adopts the less stringent limits and requirements that were sought by the cement industry. Both the initial rule and the final rule require more stringent emission limitations on mercury (Hg), total hydrocarbons (THC) and hydrochloric acid (HCL). Particulate matter less than 10 microns in diameter (PM 10) limitations were raised from 0.04 lbs/ton of clinker to 0.07 lbs/ton. Our current emission levels are below the limitations for Hg and THC so additional control equipment will not be required for these pollutants; however, we expect to incur increased costs for control equipment for PM 10 and HCL. There will also be additional costs for monitoring, testing and increased maintenance labor. Initial estimated costs to comply are discussed above under "Capital Resources". On April 5, 2013, a coalition of environmental groups filed a Petition for Review with the D.C. Circuit Court of Appeals, expressing concerns about the extension of the NESHAP compliance date and the increase of the particulate matter emission standard. Their requested stay, if granted, would have ensured that the extension and other provisions in the February 12 rule would not take effect while the court considered the matter. However, on June 11, 2013 the D.C. Circuit Court of Appeals denied the motion to stay the new compliance deadline of the Portland Cement NESHAP rule. The court did, however, agree to an expedited briefing schedule to address the NESHAP challenge. The initial oral arguments for this briefing occurred on October 24th, 2013. On April 18, 2014 the D.C. Circuit Court of Appeals upheld most of the Portland Cement NESHAP rule that EPA finalized in 2013. In summary:

•	The Court concluded that EPA's interpretation of the particulate matter standard was reasonable, and the Court "must defer to [EPA's] reasonable interpretation of any ambiguities in the statute."

•	The Court also concluded that EPA was correct in its interpretation that allows considerations of "cost-effectiveness" when setting beyond the floor standards.

•
The Court upheld the September 2015 compliance deadline, stating that "EPA may reset the compliance date for an emission standard when it introduces a new standard with a new effective date, as was the case for particulate matter in the 2013 Rule."

Monarch anticipates that it will meet the September 2015 compliance deadline.

On September 9, 2010 the EPA published New Source Performance Standards (NSPS) for nitrous oxide (NOx), sulphur dioxide (SO2) and particulate matter (PM 10). The rule applies to new or modified sources. At this time, management does not anticipate that modifications necessitated to comply with NESHAP will trigger application of NSPS.

Under new regulations proposed but not yet promulgated by the EPA, certain tributaries and/or bodies of standing water on, or flowing through Monarch real property, could come under jurisdiction of the EPA. EPA asserts this authority under the Clean Water Act. Monarch assumes that the rule, if promulgated, will affect operations; however it is too early to determine the impact.

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

In management's opinion, the physical impact of a warmer climate in our market area would increase the number of days with weather conducive for work to proceed on construction projects which in turn would create the potential for greater profitability. Conversely, legislation and regulatory attempts to interfere with a natural warming cycle will, if successful, have an adverse effect on profitability. In addition, differences in environmental regulations in the United States from those of other cement producing countries could affect our ability to continue to compete with the cost of cement imported from other countries. The closing of highly regulated production facilities in the United States and the relocation or construction of new capacity in societies with less sophisticated production techniques will result in higher emission levels world wide, and dependent upon air currents, in the United States.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

The Company has a $3.4 million equity method investment which was initially recorded at cost and subsequently adjusted for our share of the income or loss and cash contributions and distributions to or from the investee. The Company also invests in equity investments which are subject to market fluctuations. The Company held $28.7 million of equity securities, primarily of publicly traded entities, as of March 31, 2014. The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $0.5 million as of March 31, 2014. The remaining $28.2 million in equity investments, which are stated at fair value, are not hedged and are exposed to the risk of changing market prices. The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to fair value on the balance sheet at the end of each period unless they are securities for which the Company has not elected the fair value option. Securities carried at cost are adjusted for impairment, if conditions warrant. Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $1.7 million effect, net of deferred tax, on comprehensive income. At March 31, 2014, the Company evaluated all of its equity investments for impairment. The results of those evaluations are discussed in Note 8: Investments, of Notes to the Condensed Consolidated Financial Statements.

The Company also has $16.0 million of bank loans as of March 31, 2014. Interest rates on the Company's advancing term loan and revolving loan are both variable and based on the WSJ prime rate less 1.50% with a 1.50% interest rate minimum or floor. Interest rates on the Company's term loan are variable and based on the WSJ prime rate less 1.25% with a 1.75% interest rate minimum or floor.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION

Item 1.       Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the provisions of Monarch's Articles of Incorporation governing the conversion of its Class B Capital Stock into Capital Stock, a total of 700 shares of Monarch's Capital Stock were issued in the first quarter of 2014 upon conversion of an equal number of shares of Monarch's Class B Capital Stock, including the following share conversions as indicated below:

Shares of Capital Stock Issued Upon Conversion
of Class B Capital Stock

Date	Number of shares
February 5, 2014	700
Total	700

The above shares of Capital Stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, which exemption is available for transactions involving securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.  The Company received no payment in connection with the issuances of such shares.  No underwriters were involved with the issuance of such shares and no commissions were paid in connection with such issuances.  There was no advertisement or general solicitation made in connection with the issuance of such shares.  Except as described above, Monarch did not issue or sell any shares of its Capital Stock or Class B Capital Stock during the quarter ending March 31, 2014.

On August 5, 2011, our Board of Directors authorized the purchase, through open market or private transactions, of 101,672 shares of Monarch's Capital Stock and Class B Capital Stock in addition to the existing 98,328 shares remaining from the Board's 1996 authorization for a total repurchase authority of 200,000 shares. Management's authorization has no expiration. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. As of March 31, 2014, Monarch continued to be authorized by the Board, exercisable in management's discretion, to purchase up to 136,563 shares of our Capital Stock.

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

Item 6.       Exhibits

31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated May 9, 2014.
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated May 9, 2014.
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company (Registrant)

Date	May 9, 2014	/s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr. President and Chairman of the Board (principal executive officer)

Date	May 9, 2014	/s/ Debra P. Roe
Debra P. Roe, CPA Chief Financial Officer and Assistant Secretary-Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated May 9, 2014.
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated May 9, 2014.
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase