Form 10-Q
period 2014-06-30
MONARCH CEMENT CO
filed 2014-08-08
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-Q
____________________

(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2014, or

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

As of July 28, 2014, there were 2,599,633 shares of Capital Stock, par value $2.50 per share outstanding and 1,366,048 shares of Class B Capital Stock, par value $2.50 per share outstanding.

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

Item 1.       Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,030,565	$6,401,752
Receivables, less allowances of $541,000 in 2014 and $490,000
in 2013 for doubtful accounts	18,525,328	12,139,618
Inventories, priced at cost which is not in excess of market-
Finished cement	$5,612,252	$4,420,327
Work in process	2,325,969	3,595,223
Building products	4,262,413	3,883,085
Fuel, gypsum, paper sacks and other	6,309,997	6,570,913
Operating and maintenance supplies	12,963,621	12,794,198
Total inventories	$31,474,252	$31,263,746
Deferred income taxes	660,000	660,000
Prepaid expenses	1,814,737	1,042,033
Total current assets	$55,504,882	$51,507,149
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
depreciation and depletion of $192,901,310 in 2014 and $183,868,729 in 2013	86,083,779	80,940,604
DEFERRED INCOME TAXES	6,694,577	8,179,577
INVESTMENTS	29,809,264	25,292,634
INVESTMENTS IN AFFILIATES	3,906,647	3,428,633
OTHER ASSETS	1,208,197	4,757,265
	$183,207,346	$174,105,862
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,584,762	$6,327,952
Current portion of term loan	1,428,571	1,428,571
Current portion of other long-term debt	175,000	175,000
Accrued liabilities	8,570,145	6,754,288
Total current liabilities	$16,758,478	$14,685,811
LONG-TERM DEBT	15,423,268	12,061,164
ACCRUED POSTRETIREMENT BENEFITS	25,101,555	24,917,379
ACCRUED PENSION EXPENSE	7,363,343	8,009,127
STOCKHOLDERS' EQUITY
Capital Stock, par value $2.50 per share, one vote per share - Authorized 10,000,000 shares,
Issued and Outstanding 2,599,382 shares at 06/30/2014 and 2,599,532 shares at 12/31/2013	$6,498,455	$6,498,830
Class B Capital Stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability, convertible at all times into Capital Stock on a share-for-share basis - Authorized 10,000,000 shares, Issued and Outstanding 1,366,299 shares at
06/30/2014 and 1,367,399 shares at 12/31/2013	3,415,748	3,418,497
Additional paid-in-capital	2,485,125	2,485,125
Retained earnings	100,247,941	98,518,546
Accumulated other comprehensive income	5,913,433	3,511,383
TOTAL STOCKHOLDERS' EQUITY	$118,560,702	$114,432,381
	$183,207,346	$174,105,862
See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND RETAINED EARNINGS
FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
		(As adjusted)		(As adjusted)
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
NET SALES	$43,331,983	$35,525,254	$66,793,534	$56,889,719
COST OF SALES	32,273,760	28,247,109	55,812,274	50,023,334
Gross profit from operations	$11,058,223	$7,278,145	$10,981,260	$6,866,385
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	3,858,260	3,484,672	7,504,455	7,235,077
Income (loss) from operations	$7,199,963	$3,793,473	$3,476,805	$(368,692)
OTHER INCOME (EXPENSE):
Interest income	$39,491	$26,671	$61,659	$59,720
Interest expense	(71,475)	(91,049)	(125,929)	(138,695)
Gain on sale of equity investments	—	812,588	—	3,881,872
Dividend income	95,846	737,264	199,846	1,486,000
Other, net	277,786	(30,675)	263,585	(33,126)
	$341,648	$1,454,799	$399,161	$5,255,771

Income from continuing operations before income taxes	$7,541,611	$5,248,272	$3,875,966	$4,887,079
PROVISION FOR INCOME TAXES	2,110,000	1,362,000	1,085,000	1,261,000
Equity in affiliate income (loss), net of tax	57,064	(10,031)	5,838	(12,253)
Net income from continuing operations	$5,488,675	$3,876,241	$2,796,804	$3,613,826

Discontinued operations:
Loss from operations of Tulsa Dynaspan, Inc. and
Beaver Lake Concrete, Inc. (including gain on
disposal of assets of $0, $0, $0, and $0, respectively)	$—	$(2,648,143)	$(177,306)	$(4,976,169)
BENEFIT FROM INCOME TAXES	—	(635,000)	(50,000)	(1,284,000)
Net loss from discontinued operations	$—	$(2,013,143)	$(127,306)	$(3,692,169)

NET INCOME (LOSS)	$5,488,675	$1,863,098	$2,669,498	$(78,343)

RETAINED EARNINGS, beginning of period	95,699,369	95,816,572	98,518,546	97,758,013
Less cash dividends	911,290	923,136	911,290	923,136
Less purchase and retirement of capital stock	28,813	342,872	28,813	342,872
RETAINED EARNINGS, end of period	$100,247,941	$96,413,662	$100,247,941	$96,413,662

Basic earnings (loss) per share:
From continuing operations	$1.39	$0.96	$0.71	$0.90
From discontinued operations	—	(0.50)	(0.03)	(0.92)
Net earnings (loss) per share	$1.39	$0.46	$0.68	$(0.02)
Cash dividends per share	$0.23	$0.23	$0.23	$0.23
See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
		(As adjusted)		(As adjusted)
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
NET INCOME (LOSS)	$5,488,675	$1,863,098	$2,669,498	$(78,343)
OTHER COMPREHENSIVE INCOME (LOSS),
net of deferred tax

UNREALIZED APPRECIATION
(DEPRECIATION) ON AVAILABLE-FOR-
SALE SECURITIES (Net of deferred tax
expense (benefit) of $432,000, $(324,000),
$1,792,000, and $812,000, respectively)	$648,000	$(483,412)	$2,688,000	$1,219,872

RECLASSIFICATION ADJUSTMENT FOR SALE
OF SECURITIES INCLUDED IN NET INCOME
(LOSS) (Net of deferred tax expense (benefit) of
$0, $324,000, $0, and $1,552,000, respectively)	—	(488,588)	—	(2,329,872)

AMORTIZATION OF PENSION AND
POSTRETIREMENT PRIOR SERVICE COST
(Net of deferred tax expense (benefit) of $229,000,
$(5,000), $460,000, and $(10,000), respectively)	(345,021)	7,888	(688,771)	14,488

AMORTIZATION OF PENSION AND
POSTRETIREMENT LOSS (Net of deferred tax
benefit of $(121,000), $(196,000), $(269,000), and
$(399,000), respectively)	182,821	294,387	402,821	598,566

TOTAL OTHER COMPREHENSIVE INCOME
(LOSS), net of deferred tax	$485,800	$(669,725)	$2,402,050	$(496,946)

COMPREHENSIVE INCOME (LOSS)	$5,974,475	$1,193,373	$5,071,548	$(575,289)
See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

		(As adjusted)
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$2,669,498	$(78,343)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion and amortization	6,180,846	5,908,122
Income from equity method investments, net of dividends	1,451	17,875
Deferred income taxes	(116,000)	(147,000)
Gain on disposal of assets	(352,202)	(23,415)
Realized gain on sale of equity investments	—	(3,881,872)
Postretirement benefits and pension expense	(938,558)	1,371,754
Change in assets and liabilities:
Receivables, net	(6,385,710)	(3,055,449)
Inventories	(210,506)	(707,001)
Refundable income taxes	—	1,441,206
Prepaid expenses	(772,704)	(466,558)
Other assets	(3,659)	974
Accounts payable and accrued liabilities	3,690,151	(1,689,462)
Net cash provided by (used for) operating activities	$3,762,607	$(1,309,169)

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$(8,628,598)	$(10,582,128)
Proceeds from disposals of property, plant and equipment	504,416	72,598
Payment for purchases of available-for-sale equity investments	(36,630)	(605,974)
Proceeds from disposals of available-for-sale equity investments	—	5,262,458
Payment for acquisition of equity method investments	(479,465)	—
Net cash used for investing activities	$(8,640,277)	$(5,853,046)

FINANCING ACTIVITIES:
Increase in revolving loan, net	$4,175,672	$6,498,002
Proceeds from bank loans	—	4,472,950
Payments on bank loans	(714,286)	(714,286)
Payments on other long-term debt	(99,282)	(94,451)
Cash dividends paid	(1,823,684)	(1,846,272)
Purchases of capital stock	(31,937)	(381,906)
Net cash provided by financing activities	$1,506,483	$7,934,037

Net increase (decrease) in cash and cash equivalents	$(3,371,187)	$771,822
Cash and Cash Equivalents, beginning of year	6,401,752	1,440,959
Cash and Cash Equivalents, end of period	$3,030,565	$2,212,781

Supplemental disclosures:
Interest paid, net of amount capitalized	$125,929	$139,010
Income taxes paid	$500,000	$1,371,246
Capital equipment additions included in accounts payable and
accrued liabilities	$31,758	$143,631
See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (UNAUDITED), AND DECEMBER 31, 2013

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

New Accounting Standards Issued But Not Yet Adopted

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". ASU 2014-08 provides guidance for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This guidance is effective January 1, 2015. We do not expect the adoption to have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" . ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements, and is effective January 1, 2017. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Stockholders' Equity. We are in the process of evaluating the application and implementation of the new guidance.

NOTE 2: DISCONTINUED OPERATIONS

Through the first quarter of 2014, Tulsa Dynaspan, Inc. (TDI) and Beaver Lake Concrete, Inc. (BLC) were classified as discontinued operations since these companies were no longer producing and selling ready-mixed concrete or issuing construction contracts. TDI’s facilities that were not sold are currently under a lease/purchase agreement and BLC’s ready-mixed facilities have been leased. BLC retained its cement transport trucks and hauls cement for third parties. Prior to discontinuing their ready-mixed concrete operations, BLC transported cement for their own ready-mixed concrete operation but did not haul for other companies. BLC's and TDI's current revenue streams are derived from different operations from those that were discontinued. The current operations of TDI and BLC will continue into the foreseeable future and as a result, their operating results for the second quarter of 2014 are included in continuing operations and their property, plant and equipment has been reclassified from “Other Assets” to “Property, Plant and Equipment”.

NOTE 3: CHANGES IN ESTIMATES

Changes in estimates in construction contracts resulted in a $0.7 million reduction in net income from discontinued operations during the second quarter of 2013. No changes in estimates in construction contracts were realized in 2014.

NOTE 4: RECEIVABLES

Our Company groups its operations into two lines of business - Cement Business and Ready-Mixed Concrete Business. The "Cement Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products, and sundry building materials business. Our Ready-Mixed Concrete Business previously included the concrete construction division of TDI which involved short-term and long-term contracts. The operations of TDI were discontinued in 2013 due to consecutive year operating losses. See Note 2, "Discontinued Operations", for further discussion. Short-term contracts for specific projects were generally of three to six months in duration. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Revenues from contracts using the cost-to-cost measures of completion were recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Full provision was made for any anticipated losses. The majority of the long-term contracts would allow only scheduled billings and contained retainage provisions under which 5% to 10% of the contract invoicing may be withheld by the customer pending project completion. As of June 30, 2014, the amount of billed retainage which is included in accounts receivable was approximately $171,200, all of which is expected to be collected within one year. The amount of billed retainage which was included in accounts receivable at December 31, 2013 was approximately $182,500.

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2014, the amount of accounts payable related to property, plant and equipment was approximately $32,000 compared to December 31, 2013 which was approximately $737,000.

NOTE 6: INVENTORIES

For the six months ended June 30, 2014, we incurred a temporary last-in, first-out (LIFO) liquidation gain due to reductions in work in process inventory of $0.1 million which we expect to be restored by the end of the year. For the three months ended June 30, 2014, we restored $0.4 million LIFO liquidation incurred in the first three months of 2014 as a result of reductions in finished cement and work in process inventory. We did not incur a temporary LIFO liquidation gain during the six months or the three months ended June 30, 2013. The temporary LIFO liquidation gain has been deferred as a component of accrued liabilities.

NOTE 7: LINES OF BUSINESS

Corporate assets for 2014 and 2013 include cash and cash equivalents, investments and other assets. The operations of TDI and BLC, subsidiaries in the Ready-Mixed Concrete Business segment, have been presented as discontinued operations in the financial statements and not included in segment results for periods prior to March 31, 2014. See Note 2, "Discontinued Operations", for further discussion. Following is a summary of the Company's business segment results for the periods indicated:

	Cement Business	Ready- Mixed Concrete Business	Adjustments and Eliminations	Consolidated
For the Three Months Ended 6/30/14
Sales to unaffiliated customers	$19,484,483	$23,847,500	$—	$43,331,983
Intersegment sales	5,024,422	—	(5,024,422)	—
Total net sales	$24,508,905	$23,847,500	$(5,024,422)	$43,331,983
Income from operations	$6,480,864	$719,099		$7,199,963
Other income, net				341,648
Income before income taxes				$7,541,611
Capital Expenditures	$1,457,592	$3,321,993		$4,779,585

For the Three Months Ended 6/30/13
Sales to unaffiliated customers	$16,141,303	$19,383,951	$—	$35,525,254
Intersegment sales	3,947,779	—	(3,947,779)	—
Total net sales	$20,089,082	$19,383,951	$(3,947,779)	$35,525,254
Income from operations	$3,140,627	$652,846		$3,793,473
Other income, net				1,454,799
Income before income taxes				$5,248,272
Capital Expenditures	$1,580,272	$1,390,635		$2,970,907

For the Six Months Ended 06/30/14
Sales to unaffiliated customers	$29,420,157	$37,373,377	$—	$66,793,534
Intersegment sales	7,889,482	—	(7,889,482)	—
Total net sales	$37,309,639	$37,373,377	$(7,889,482)	$66,793,534
Income (loss) from operations	$4,450,533	$(973,728)		$3,476,805
Other income, net				399,161
Income before income taxes				$3,875,966
Capital Expenditures	$3,281,378	$4,505,602		$7,786,980

For the Six Months Ended 06/30/13
Sales to unaffiliated customers	$24,585,967	$32,303,752	$—	$56,889,719
Intersegment sales	6,801,436	—	(6,801,436)	—
Total net sales	$31,387,403	$32,303,752	$(6,801,436)	$56,889,719
Income (loss) from operations	$423,057	$(791,749)		$(368,692)
Other income, net				5,255,771
Income before income taxes				$4,887,079
Capital Expenditures	$6,247,496	$3,695,137		$9,942,633

Balance at 06/30/14
Identifiable Assets	$94,502,507	$43,395,589	$137,898,096
Corporate Assets			45,309,250
			$183,207,346

Balance at 12/31/13
Identifiable Assets	$91,279,098	$34,106,903	$125,386,001
Corporate Assets			48,719,861
			$174,105,862

NOTE 8: FAIR VALUE

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

The aggregate amount of equity securities carried at cost, for which the Company has not elected the fair value option, was $0.6 million as of June 30, 2014. The remaining $29.2 million in equity security investments are stated at fair value. As of December 31, 2013, the aggregate amount of equity securities carried at cost was $0.5 million and the remaining $24.8 million in equity security investments were stated at fair value. The following table presents the fair value of the Company's available-for-sale equity securities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013:

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014:
Assets:	Fair Value
Available-for-sale equity securities
Cement industry	$16,199,403	$16,199,403	$—	$—
General building materials industry	7,043,738	7,043,738	—	—
Oil and gas refining and marketing industry	4,910,561	4,910,561	—	—
Residential construction industry	1,082,592	1,082,592	—	—
Total assets measured at fair value	$29,236,294	$29,236,294	$—	$—

December 31, 2013:
Assets:
Available-for-sale equity securities
Cement industry	$12,671,592	$12,671,592	$—	$—
General building materials industry	6,565,316	6,565,316	—	—
Oil and gas refining and marketing industry	4,425,517	4,425,517	—	—
Residential construction industry	1,093,869	1,093,869	—	—
Total assets measured at fair value	$24,756,294	$24,756,294	$—	$—

There were no transfers between levels and there were no significant changes in the valuation techniques during the period ended June 30, 2014. No reconciliation (roll forward) of the beginning and ending balances for Level 3 is presented since the Company does not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either of the dates reported in the table above.  The Company has no liabilities at either date requiring remeasurement to fair value on a recurring basis in the balance sheet. The Company has no additional assets or liabilities at either date requiring remeasurement to fair value on a non-recurring basis in the balance sheet.

The following table shows the unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual trade lots of securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

Available-for-sale equity securities	Less than 12 Months		12 Months or Greater		Total
June 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential construction industry	$—	$—	$280,224	$23,186	$280,224	$23,186
Total	$—	$—	$280,224	$23,186	$280,224	$23,186

December 31, 2013
Residential construction industry	$283,143	$20,267	$—	$—	$283,143	$20,267
Total	$283,143	$20,267	$—	$—	$283,143	$20,267

NOTE 9: INVESTMENTS

Cost Method Investments

The Company owns stock in a privately-owned company in the ethanol production industry. The investment, for which fair value approximates carrying value, was evaluated at June 30, 2014 and December 31, 2013 for impairment. The evaluations of the investment for each period's impairment analysis were based on the specific identification of shares held and quoted prices in markets that are not active (Level 2) and no impairments were identified. As a result of the evaluations, the Company does not consider the cost-method investment to be impaired at June 30, 2014 or December 31, 2013.

Fair Value Investments

Impairment Analysis

June 30, 2014--The Company's investments in available-for sale securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each investment to market price. As a result of these evaluations, the Company did not identify any other-than-temporary impairments in investments which would have resulted in a recognized loss in earnings of equity investments. The Company did identify some specific investments in available-for-sale equity securities that were not other-than-temporarily impaired resulting in the recognition of unrealized losses (see table above in Note 8 "Fair Value"). These unrealized losses relate to investments in the common stock of one company in the residential construction industry. When the Company evaluated the impairment by comparing the specifically identified cost of each investment to market price as of July 21, 2014, the residential construction industry securities' price per share decreased slightly from June 30, 2014 levels. The Company evaluated the near-term prospects in relation to the severity of the impairments and the duration of the impairments. Based on that evaluation, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

December 31, 2013--The Company's investments in available-for sale securities carried at fair value were evaluated every quarter for impairment by comparing the specifically identified cost of each investment to market price. As a result of these evaluations, the Company did not identify any other-than-temporary impairments in investments which would have resulted in a recognized loss in earnings of equity investments. The Company did identify some specific investments in available-for-sale equity securities that were not other-than-temporarily impaired resulting in the recognition of unrealized losses (see table above in Note 8 "Fair Value"). These unrealized losses relate to investments in the common stock of one company in the residential construction industry. When the Company evaluated the impairment by comparing the specifically identified cost of each investment to market price as of February 3, 2014, the residential construction industry securities' price per share decreased slightly from December 31, 2013 levels. The Company evaluated the near-term prospects in relation to the severity of the impairments and the duration of the impairments. Based on that evaluation, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2013.

Investment Results

The investment results for June 30, 2014 and December 31, 2013 are as follows for available-for-sale equity securities carried at fair value:

	Amortized Cost	Gross Unrealized Holding		Fair Value
June 30, 2014		Gains	Losses
Available-for-sale equity securities
Cement industry	$2,940,000	$13,260,000	$—	$16,200,000
General building materials industry	3,600,000	3,445,000	—	7,045,000
Oil and gas refining and marketing industry	340,000	4,570,000	—	4,910,000
Residential construction industry	1,020,000	65,000	—	1,085,000
Total available-for-sale equity securities	$7,900,000	$21,340,000	$—	$29,240,000

Less: Deferred taxes on unrealized holding gains		8,536,000
Unrealized gains recorded in equity, net of deferred tax		$12,804,000

	Amortized Cost	Gross Unrealized Holding		Fair Value
December 31, 2013		Gains	Losses
Available-for-sale equity securities
Cement industry	$2,940,000	$9,730,000	$—	$12,670,000
General building materials industry	3,600,000	2,970,000	—	6,570,000
Oil and gas refining and marketing industry	340,000	4,090,000	—	4,430,000
Residential construction industry	1,020,000	70,000	—	1,090,000
Total available-for-sale equity securities	$7,900,000	$16,860,000	$—	$24,760,000

Less: Deferred taxes on unrealized holding gains		6,744,000
Unrealized gains recorded in equity, net of deferred tax		$10,116,000

Investment-related cash flow information for available-for-sale equity securities carried at fair value for June 30, 2014 and December 31, 2013 is as follows:

	2014	2013
Proceeds from sale of equity securities	$—	$5,373,412
Realized gain on equity securities	—	3,891,296
Payment for purchases of equity securities	36,630	1,116,664

Equity Method Investments
The Company owns common stock of GFI, a privately-owned company in the brick industry. During 2013, the Company purchased $0.7 million in additional shares of GFI resulting in a 19.34% ownership as of December 31, 2013. Previously, the Company accounted for the investment as a cost method investment as management believed it did not have significant influence over GFI. As a result of the additional investment, the Company has determined that it has the ability to exercise significant influence, but not control, over the operating and financial policies of GFI. Consequently, the equity method of accounting is used for the investment and prior period financials from 2001 forward have been adjusted to reflect the change in accounting. In May 2014, the Company purchased an additional $0.5 million of GFI stock resulting in a 22.45% ownership as of June 30, 2014.
The following financial statement line items for June 30, 2014 were affected by the change in accounting principle from cost method to equity method of accounting for the investment in GFI:

	For the Three Months Ended		For the Six Months Ended
June 30, 2013	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported
Equity in affiliate losses, net of tax	$(10,031)	$—	$(12,253)	$—
Net income (loss)	1,863,098	1,878,751	(78,343)	(60,468)
Net income (loss) per share	0.46	0.47	(0.02)	(0.02)

Pertinent information about the Company's investment in GFI for the periods indicated below:

	June 30, 2014	December 31, 2013
Carrying value	$3,906,647	$3,428,633
Ownership percentage	22.45%	19.34%
Undistributed earnings	$843,358	$837,519
Difference between carrying amount and the underlying equity in net assets*	102,724	172,654

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Equity in earnings	$57,064	$(10,031)	$5,838	$(12,253)

* The difference between carrying amount and the underlying equity in net assets is in a memo account allocated to goodwill.

During the three months ended June 30, 2014 and 2013, the Company purchased $0.3 million and $0.2 million, respectively, of brick from GFI in arm's length transactions in the normal course of business for resale to third parties. During the six months ended June 30, 2014 and 2013, the Company purchased $0.5 million and $0.4 million, respectively, of brick from GFI in arm's length transactions in the normal course of business for resale to third parties. The Company eliminated intra-entity profits or losses for its proportionate share of GFI's common stock for inventory still remaining with the Company until such profits or losses were realized in transactions with third parties. Amounts due to GFI for Company purchases were not significant at June 30, 2014 and June 30, 2013.
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

For an equity investment with impairment indicators, the Company measures fair value on the basis of discounted cash flows or other appropriate valuation methods (Level 3). If it is probable that the Company will not recover the carrying amount of its investment, the impairment is considered other-than-temporary and recorded in earnings, and the equity investment balance is reduced to its fair value accordingly. After review, the Company does not consider its equity method investment, for which fair value approximates carrying value, to be impaired at June 30, 2014 or December 31, 2013.

NOTE 10: PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the six months ended June 30, 2014 and 2013:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service cost	$428,921	$435,058	$247,775	$390,113
Interest cost	990,171	968,712	566,116	804,117
Less: Expected return on plan assets	1,431,876	1,174,726	—	—
Amortization of prior service cost	50,060	49,864	(1,198,831)	(25,376)
Recognized net actuarial loss	407,799	666,817	264,022	330,749
Net periodic (benefit) expense	$445,075	$945,725	$(120,918)	$1,499,603

The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the three months ended June 30, 2014 and 2013:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service cost	$213,921	$217,529	$60,275	$185,154
Interest cost	493,671	484,356	199,144	381,647
Less: Expected return on plan assets	718,376	587,363	—	—
Amortization of prior service cost	24,810	24,932	(598,831)	(12,044)
Recognized net actuarial loss	203,549	333,409	100,272	156,978
Net periodic (benefit) expense	$217,575	$472,863	$(239,140)	$711,735

As previously disclosed in our financial statements for the year ended December 31, 2013, Monarch expects to contribute approximately $2,790,000 to the pension fund in 2014. As of June 30, 2014, we have contributed approximately $633,000 to the fund and anticipate contributing approximately an additional $2,157,000 to this plan in 2014 for a total of $2,790,000.

The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets. As previously disclosed in our financial statements for the year ended December 31, 2013, Monarch expects expenditures of approximately $1,625,000 for this plan in 2014. As of June 30, 2014, we have contributed approximately $630,000 and anticipate contributing an additional $995,000 to this plan in 2014 for a total of $1,625,000.

NOTE 11: RECLASSIFICATION OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the reclassifications out of accumulated other comprehensive income and the affected line item in the statements where net income is presented for the three months and the six months ended June 30, 2014 and 2013:

	For the Three Months Ended		For the Six Months Ended
Reclassifications for	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net periodic pension and postretirement costs in:
Cost of Sales	$(300,740)	$(307,755)	$(191,963)	$(611,208)
Tax benefit	120,207	122,913	76,538	244,580
Net of tax	$(180,533)	$(184,842)	$(115,425)	$(366,628)

Selling, General & Administrative Expenses	$570,940	$(195,520)	$668,913	$(410,846)
Tax (expense) benefit	(228,207)	78,087	(267,538)	164,420
Net of tax	$342,733	$(117,433)	$401,375	$(246,426)

Unrealized net gains on available-for-sale securities in:
Gain on sale of equity investments	$—	$812,588	$—	$3,881,872
Tax expense	—	(324,000)	—	(1,552,000)
Net of tax	$—	$488,588	$—	$2,329,872

Reclassifications, net of tax	$162,200	$186,313	$285,950	$1,716,818

NOTE 12: OTHER NONOPERATING INCOME OR EXPENSE

Other, net contains miscellaneous nonoperating income (expense) items excluding interest income, interest expense, gains on sales of equity investments, and dividend income. Significant items in Other, net for the second quarter of 2014 and the first six months of 2014 include approximately $145,000 income from the lease of BLC’s and TDI’s property, plant and equipment. Prior to the second quarter of 2014, these operations were classified as discontinued operations. See Note 2, "Discontinued Operations", for further discussion. There were no significant items in Other, net for 2013.

NOTE 13: EARNINGS PER SHARE

Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 3,966,272 and 3,966,600 in the second quarter and first six months of 2014, respectively. The weighted average number of shares outstanding was 4,008,584 and 4,011,095 in the second quarter and first six months of 2013, respectively. The Company has no capital stock equivalents and therefore, does not report diluted earnings per share.

NOTE 14: INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2010. The Company believes it is not subject to any significant tax risk. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any significant interest expenses recognized during the six months ended June 30, 2014 or June 30, 2013.

NOTE 15: SUBSEQUENT EVENTS

On July 1, 2014, the Company purchased all of the common stock of Russell Block Company, Inc, (Russell Block) primarily to obtain additional markets and to improve manufacturing efficiencies. The consideration for acquiring Russell Block’s stock totaled $2.5 million. As of the date the financial statements were available for issuance, a complete accounting of the assets and liabilities of Russell Block was not available so management has not allocated the purchase price of the business combination at this time.

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

RESULTS OF OPERATIONS - OVERVIEW

The Company is engaged in the manufacture and sale of portland cement, marketed under registered trademarks using the name "MONARCH", as well as selling ready-mixed concrete, concrete products and sundry building materials within the Humboldt cement plant's primary market. Due to the cost of hauling our products and the perishable nature of ready-mixed concrete, we are dependent on the availability of local market opportunities. All of the Company's operations and sales are in one geographic area consisting primarily of the State of Kansas, the State of Iowa, southeast Nebraska, western Missouri, northwest Arkansas and northern Oklahoma. The Company is heavily dependent upon the residential, commercial and governmental construction industry and is directly affected by the level of activity in that industry. The Company is not a significant factor in the nationwide portland cement or ready-mixed concrete business but does constitute a significant market factor for cement in its market area.

During 2013, the Company made the decision to discontinue operations of two of its subsidiaries, Beaver Lake Concrete, Inc. (BLC) and Tulsa Dynaspan, Inc. (TDI) located in northwest Arkansas and northern Oklahoma, respectively, due to consecutive year operating losses. Both subsidiaries were in the Ready-Mixed Concrete Business segment. Prior period financial statements reflect the operations of both subsidiaries as discontinued operations and as such their information was excluded from segment results discussed below in "Results of Operations" for periods prior to March 31, 2014. As a result, their information was included in segment results discussed below in "Results of Operations" for periods beginning April 1, 2014. See Note 2, "Discontinued Operations", of Notes to the Condensed Consolidated Financial Statements for further discussion of the discontinued operations.

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

RESULTS OF OPERATIONS - SECOND QUARTER OF 2014 COMPARED TO SECOND QUARTER OF 2013

Consolidated net sales for the three months ended June 30, 2014 increased by $7.8 million from the three months ended June 30, 2013. Sales in our Cement Business were higher by $3.3 million and sales in our Ready-Mixed Concrete Business were higher by $4.5 million. Cement Business sales increased $4.3 million as a result of a 26.9% increase in volume sold which was slightly offset $1.0 million by price decreases. Ready-mixed concrete sales in our Ready-Mixed Concrete Business increased $1.8 million due to a 12.6% increase in cubic yards sold and $0.9 million due to price increases. In addition, sales of brick, block and other sundry items increased by $1.8 million.

Consolidated cost of sales for the three months ended June 30, 2014 increased by $4.0 million when compared to the three months ended June 30, 2013. Cost of sales in our Cement Business decreased $0.1 million, while cost of sales in our Ready-Mixed Concrete Business increased by $4.1 million. Cement Business cost of sales increased $3.0 million due to the 26.9% increase in volume sold. This was more than offset by a $3.1 million decrease primarily due to lower production costs resulting from the efficiencies of higher production levels. Costs were also favorably impacted by the negotiated change in postretirement health benefits for our Humboldt union employees from a defined benefit to a defined contribution plan which resulted in a decrease in postretirement expense. See Note 10, "Pension and Other Postretirement Benefits", of Notes to the Condensed Consolidated Financial Statements. Ready-mixed concrete cost of sales increased $1.7 million due to the 12.6% increase in cubic yards of ready-mixed concrete sold. An additional $0.8 million increase was due to an increase in material and delivery costs. Higher sales volumes of brick, block and other sundry items increased cost of sales an additional $1.6 million.

Our overall gross profit rate for the three months ended June 30, 2014 was 25.5% versus 20.5% for the three months ended June 30, 2013. As a result of the above sales and cost of sales factors, the gross profit rate for the Cement Business improved from 30.4% for the three months ended June 30, 2013 to 42.7% for the three months ended June 30, 2014. The gross profit rate for the Ready-Mixed Concrete Business declined from 12.2%  for the three months ended June 30, 2013 to 11.5% for the three months ended June 30, 2014.

Selling, general and administrative expenses increased by $0.4 million or 10.7% for the three months ended June 30, 2014 as compared to the corresponding period in 2013 primarily as a result of higher administrative payroll and legal and professional expenses. The reclassification of BLC and TDI operations from discontinued operations to continuing operations during the second quarter of 2014 contributed to these increases. See Note 2, “Discontinued Operations”, of Notes to the Condensed Consolidated Financial Statements for further discussion of the discontinued operations. Selling, general and administrative expenses are normally considered fixed costs that do not vary significantly with changes in sales volume.

Sales of equity investments during the three months ended June 30, 2014 and 2013 resulted in gains of approximately $0 and $0.8 million, respectively. Dividend income of $0.1 million and $0.7 million for the second quarter of 2014 and 2013, respectively, was primarily related to our investment in the oil and gas refining industry.

The effective tax rates for the three months ended June 30, 2014 and 2013 were 28.0% and 28.0%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and the dividends received deduction. Taxes for the current year are estimated based on prior years' effective tax rates.

RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 2014 COMPARED TO THE FIRST SIX MONTHS OF 2013

Consolidated net sales, for the six months ended June 30, 2014, increased by $9.9 million when compared to the six months ended June 30, 2013. Sales in our Cement Business increased $4.8 million and sales in our Ready-Mixed Concrete Business increased $5.1 million. Cement Business sales increased $5.6 million primarily due to a 23.0% increase in volume sold which was slightly offset $0.8 million by price decreases. Ready-mixed concrete sales increased $1.3 million due to a 5.3% increase in cubic yards sold and $1.6 million due to price increases. In addition, sales of brick, block and other sundry items increased by $2.2 million.

Consolidated cost of sales, for the six months ended June 30, 2014, increased by $5.8 million when compared to the six months ended June 30, 2013. Cost of sales in our Cement Business increased $0.9 million and cost of sales in our Ready-Mixed Concrete Business increased $4.9 million. Cement Business cost of sales increased $4.7 million due to the 23.0% increase in volume sold which was partially offset by a $3.8 million decrease in production costs as a result of operating efficiencies made possible by higher production levels. Costs were also favorably impacted by the negotiated change in postretirement health benefits for our Humboldt union employees from a defined benefit to a defined contribution plan which resulted in a decrease in postretirement expense. See Note 10, "Pension and Other Postretirement Benefits", of Notes to the Condensed Consolidated Financial Statements. Ready-Mixed Concrete Business cost of sales increased $1.2 million due to the 5.3% increase in cubic yards of ready-mixed concrete sold. An additional $1.7 million increase was related to material and delivery cost increases. Higher sales volumes of brick, block, aggregates and other sundry items resulted in a $2.0 million increase in cost of sales.

Our overall gross profit rate improved from 12.1% for the six months ended June 30, 2013 to 16.4% for the six months ended June 30, 2014. The gross profit rate for the Cement Business increased from 16.9% for the six months ended June 30, 2013 to 27.4% for the six months ended June 30, 2014. The gross profit rate for the Ready-Mixed Concrete Business declined from 8.4% for the six months ended June 30, 2013 to 7.8% for the six months ended June 30, 2014.

Selling, general, and administrative expenses increased by $0.3 million or 3.7% for the six months ended June 30, 2014 as compared to the corresponding period in 2013. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.

Gain on sale of equity investments decreased by $3.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 since the Company did not sell any equity investments in the first six months of 2014. Dividend income of $0.2 million and $1.5 million for the first six months of 2014 and 2013, respectively, was primarily related to our investment in the oil and gas refining industry.

The effective tax rates for the six months ended June 30, 2014 and 2013 were 28.0% and 25.8%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates.

LIQUIDITY

The Company considers all liquid investments with original maturities of three months or less which we do not intend to roll over beyond three months to be cash equivalents. At June 30, 2014 and December 31, 2013, cash equivalents consisted primarily of money market investments and repurchase agreements with various banks.

We are able to meet our cash needs primarily from a combination of operations, the sale of equity investments and bank loans.

Operating activities provided $3.8 million during the six months ended June 30, 2014 and used $1.3 million during the six months ended June 30, 2013. The $5.1 million increase in cash provided in 2014 over 2013 was driven by favorable changes in inventories and accounts payable and accrued liabilities partially offset by unfavorable changes in receivables, refundable income taxes and accrued postretirement benefit and pension expense. Realized gains from the disposal of property, plant and equipment in net income increased $0.3 million during the first six months of 2014 compared to the same period of 2013 primarily related to the sale of land and right of ways associated with a pipeline being installed on the edge of one of our quarries. Realized gains on the sale of equity investments decreased $3.8 million during the first six months of 2014 compared to the same period of 2013 and are not indicative of the operating margins for the period. No equity investments were sold during the first six months of 2014.

Investing activities used $8.6 million and $5.9 million during the first six months of 2014 and 2013, respectively. The difference between the two periods is primarily related to the $1.9 million decrease in the acquisition of property, plant and equipment, the $0.4 million increase in proceeds from the disposals of property, plant and equipment and the $0.6 million decrease in purchases of equity investments which were more than offset by the $5.3 million decrease in proceeds from the sale of equity investments and a $.5 million increase in the payments for acquisitions of equity method investments during the six months ended June 30, 2014 compared to the same period in 2013. Property, plant and equipment cash purchases through the second quarter of 2014 included $3.9 million primarily related to NESHAP compliance in our cement production facilities and $4.7 million related to routine equipment purchases in our Ready-Mixed Concrete Business.

Financing activities provided $1.5 million and $7.9 million for the six months ended June 30, 2014 and June 30, 2013, respectively. The decrease in cash provided is primarily due to a reduction in proceeds from the revolving loan and the advancing term loan during 2014.

On December 31, 2012, the Company entered into a new credit agreement with its current lender, BOKF, NA dba Bank of Oklahoma (Bank of Oklahoma), which amended and restated its existing credit agreement. The agreement provides for a secured credit commitment consisting of a $10.0 million advancing term loan maturing December 31, 2015, a $10.0 million term loan maturing December 31, 2017 and a $15.0 million revolving loan maturing December 31, 2015. Interest rates on the Company's advancing term loan and revolving loan are both variable and based on the rate of interest regularly published by the Wall Street Journal and designated as the U.S. Prime Rate (herein referred to as the WSJ prime rate) less 1.50% with a 1.50% interest rate minimum or floor. Interest rates on the Company's term loan are variable and based on the WSJ prime rate less 1.25% with a 1.75% interest rate minimum or floor. The agreement requires the Company to pledge its investment account, receivable accounts and inventory to Bank of Oklahoma as collateral for the advancing term loan, the term loan and revolving loan. The Company is obligated to maintain at least $12.0 million in its pledged investment account. The carrying value of receivables, inventory and the investment account pledged as collateral was $18.5 million, $31.4 million and $28.1 million, respectively as of June 30, 2014. The agreement also contains financial covenants requiring the Company, as of the end of any fiscal quarter, to maintain a minimum tangible net worth before accumulated other comprehensive income (loss) of $95.0 million and a minimum tangible net worth after accumulated other comprehensive income (loss) of $85.0 million. The Company was in compliance with these requirements as of June 30, 2014.

As of June 30, 2014, the Company had $7.9 million outstanding on its term loan, $4.5 million on its advancing term loan, and $4.2 million on its revolving loan leaving balances available of $5.5 million and $10.8 million on the advancing term loan and revolving loan, respectively. The annual weighted average interest rate we paid on the term loan during the second quarter of 2014 and 2013 was 2.00%. The annual weighted average interest rate we paid on the revolving loan during the second quarter of 2014 and 2013 was 1.75%. The annual weighted average interest rate we paid on the advancing term loan during the second quarter of 2014 and 2013 was 1.75%. As of June 30, 2014, the applicable interest rate was 2.00% on the term loan and 1.75% on the revolving loan and advancing term loan. The term loan, which originated in 2000, was used to help finance the expansion project at our cement manufacturing facility. The revolving loan is used to cover operating expenses primarily during the first half of the year when we build inventory due to the seasonality of our business and for capital expenditures. It is anticipated that the advancing term loan will be primarily used to help finance our NESHAP capital expenditures. For further discussion on NESHAP, see "Capital Resources" below. Our Board of Directors has given management the authority to borrow a maximum of $50 million. We have not discussed additional financing with any banks or other financial institutions and any such financing would be prohibited under our current credit agreement; therefore, no assurances can be given that we will be able to obtain it on favorable terms, if at all, or that our current lender would consent to such borrowing.

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

The Company was required to make a pension contribution for 2013. The Company's contribution was approximately $2.6 million. No estimates of required pension payments have been asked for or scheduled beyond 2014. Based on the pension laws currently in effect, any resulting increases in minimum funding requirements could cause a negative impact to our liquidity. See Note 10: Pension and Other Postretirement Benefits, of Notes to the Condensed Consolidated Financial Statements, for disclosures about 2014 pension contributions.

FINANCIAL CONDITION

Total assets as of June 30, 2014 were $183.2 million, an increase of $9.1 million since December 31, 2013. Cash decreased $3.4 million as cash was used for operations and capital expenditures. Receivables increased $6.4 million from December 31, 2013 to June 30, 2014 primarily due to sales being $5.3 million higher in the month of June 2014 as compared to the month of December 2013. Total inventories increased $0.2 million primarily due to the $1.2 million increase in finished cement, $1.3 million decrease in work in process and $0.4 million increase in Building Products inventory. Increases in receivables and inventory and decreases in cash are common during the first six months of the year due to the seasonality of our business, see "Seasonality" below. Prepaid expenses increased by $0.8 million primarily due to insurance deposits. The net deferred income tax asset declined $1.5 million primarily due to the increase in unrealized gain on available-for-sale equity investments and the resulting increase in deferred tax liability. Investments carried at fair value increased $4.5 million as a result of the increased fair value per share of our holdings. Investments in affiliates increased by $0.5 million primarily as a result of the Company purchasing additional shares of General Finance Incorporated (GFI) during 2014. Other assets decreased $3.5 million primarily due to the assets of TDI's and BLC's discontinued operations being reclassified to continuing operations and put back into Property, Plant and Equipment.

Accounts payable increased $0.3 million from December 31, 2013 to June 30, 2014 primarily as a result of increases in payables related to increased production at our ready mixed concrete facilities. Federal and state income tax liability and dividends payable, components of accrued liabilities, changed by $0.7 million and $(0.9) million, respectively, from December 31, 2013 to June 30, 2014. The dividends payable decreased due to the timing of when dividends are declared and paid.

Indebtedness increased $3.4 million during the first six months of 2014 primarily due to increased utilization of our revolving loan to fund operating expenses and capital expenditures.

CAPITAL RESOURCES

The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Property, plant and equipment expenditures during the first six months of 2014 totaled $7.9 million. Cash expenditures for property, plant and equipment totaled $8.6 million, excluding the amounts that are included in accounts payable and accrued liabilities. Approximately 41% of these expenditures were related to the Cement Business primarily for NESHAP compliance projects and 59% were for routine equipment purchases in the Ready-Mixed Concrete Business.

The Company's clinker coolers may not currently meet the particulate matter emission limitations that were included in the latest regulations issued by the EPA. For discussion on the regulations, see "Environmental Regulations" below.  In 2010, the

EPA published modifications to the NESHAP regulations with a compliance date for all U.S. cement plants of September 9, 2013. The Company formulated a strategy to attempt to achieve compliance with the then existing regulations and in 2011 began installing additional pollution control equipment in its Cement Business. In December 2012, the EPA issued a final rule amending NESHAP again with a new compliance date of September 2015. As a result of the rule revisions, which have been challenged in court by certain environmental groups, the Company reassessed its NESHAP strategy and planned capital expenditures, resulting in some modifications to our approach. We have completed the installation of a hydrated lime injection system and additional dust collectors on both kilns at a cost of $0.4 million and $3.7 million, respectively and the modification to our roller mill and related equipment at a cost of $8.4 million. During the first quarter of 2014 we began combining our kiln and coal mill stacks at an estimated cost of $2.3 million and installing continuous emission monitoring equipment at an estimated cost of $1.0 million. Other planned modifications (and estimated cost) include upgraded dust collectors on both clinker coolers ($6.0 million). Current plans are to commence installation and modification of this equipment during the first quarter of 2015. To date, we have expended $17.1 million towards projects related to NESHAP compliance. Cost estimates will be updated as the modifications are engineered and priced for our facility. There is no proven technology that enables us to give 100% assurance that we can reach the limits required by the new regulations; however, we feel compliance is possible at our modern facility.

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

The EPA Administrator has made two important findings clearing the way for EPA to regulate greenhouse gases under the Clean Air Act. The "Endangerment Finding" clarifies EPA's belief that current and projected concentrations of six key greenhouse gases in the atmosphere pose a threat to human health and welfare. Further, the "Cause or Contribute Finding", associates the emissions of the six named GHGs with the threat to public health and welfare. In July 2012 the Court of Appeals for the D.C. Circuit affirmed EPA's findings on these two rules. In June of 2013, President Obama released details for a "Climate Action Plan" which focused on three points; (1) to cut carbon pollution in America, (2) prepare the United States for climate change, and (3) to lead International efforts to combat global climate change and prepare for its impacts. The EPA issued revised proposal "New Source Performance Standards" (NSPS) for future Electric Generating Units (EGUs) on September 20, 2013, and followed up with proposed standards for modified, reconstructed, and existing EGUs on June 2nd of 2014. At this time it is difficult to determine if the EPA will also target existing cement manufacturing facilities for mandated reductions in GHG emissions. If we use the EGU regulatory timeline for comparison purposes and as a template for future EPA GHG regulations, we believe Monarch will avoid any new GHG regulatory impacts until the year 2017 or later. However, no assurance can be given that Monarch will not feel the impact of any new GHG regulations much sooner.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

The Company has a $3.9 million equity method investment which was initially recorded at cost and subsequently adjusted for our share of the income or loss and cash contributions and distributions to or from the investee. The Company also invests in equity investments which are subject to market fluctuations. The Company held $29.8 million of equity securities, primarily of publicly traded entities, as of June 30, 2014. The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $0.6 million as of June 30, 2014. The remaining $29.2 million in equity investments, which are stated at fair value, are not hedged and are exposed to the risk of changing market prices. The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to fair value on the balance sheet at the end of each period unless they are securities for which the Company has not elected the fair value option. Securities carried at cost are adjusted for impairment, if conditions warrant. Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $1.8 million effect, net of deferred tax, on comprehensive income. At June 30, 2014, the Company evaluated all of its equity investments for impairment. The results of those evaluations are discussed in Note 8: Investments, of Notes to the Condensed Consolidated Financial Statements.

The Company also has $16.5 million of bank loans as of June 30, 2014. Interest rates on the Company's advancing term loan and revolving loan are both variable and based on the WSJ prime rate less 1.50% with a 1.50% interest rate minimum or floor. Interest rates on the Company's term loan are variable and based on the WSJ prime rate less 1.25% with a 1.75% interest rate minimum or floor.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION

Item 1.       Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the provisions of Monarch's Articles of Incorporation governing the conversion of its Class B Capital Stock into Capital Stock, a total of 400 shares of Monarch's Capital Stock were issued in the second quarter of 2014 upon conversion of an equal number of shares of Monarch's Class B Capital Stock, including the following share conversions as indicated below:

Shares of Capital Stock Issued Upon Conversion
of Class B Capital Stock

Date	Number of shares
May 28, 2014	400
Total	400

The above shares of Capital Stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, which exemption is available for transactions involving securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.  The Company received no payment in connection with the issuances of such shares.  No underwriters were involved with the issuance of such shares and no commissions were paid in connection with such issuances.  There was no advertisement or general solicitation made in connection with the issuance of such shares.  Except as described above, Monarch did not issue or sell any shares of its Capital Stock or Class B Capital Stock during the quarter ending June 30, 2014.

The Company repurchased 1,250 shares of its Capital Stock in isolated, open-market transactions during the second quarter of 2014. These repurchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning repurchase authority				136,563
April 1-30	—	$—	—	136,563
May 1-31	1,250	25.55	1,250	135,313
June 1-30	—	—	—	135,313
Total	1,250	$25.55	1,250	135,313

On August 5, 2011, our Board of Directors authorized the purchase, through open market or private transactions, of 101,672 shares of Monarch's Capital Stock and Class B Capital Stock in addition to the existing 98,328 shares remaining from the Board's 1996 authorization for a total repurchase authority of 200,000 shares. Management's authorization has no expiration. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. As of June 30, 2014, Monarch continued to be authorized by the Board, exercisable in management's discretion, to purchase up to 135,313 shares of our Capital Stock and Class B Capital Stock.

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

Item 6.       Exhibits

31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated August 8, 2014.
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated August 8, 2014.
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company (Registrant)

Date	August 8, 2014	/s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr. President and Chairman of the Board (principal executive officer)

Date	August 8, 2014	/s/ Debra P. Roe
Debra P. Roe, CPA Chief Financial Officer and Assistant Secretary-Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated August 8, 2014.
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated August 8, 2014.
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase