Form 10-Q
period 2014-09-30
MONARCH CEMENT CO
filed 2014-11-07
CIK 67517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-Q
____________________

(Mark One)
☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2014, or

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

As of October 27, 2014, there were 2,599,801 shares of Capital Stock, par value $2.50 per share outstanding and 1,364,114 shares of Class B Capital Stock, par value $2.50 per share outstanding.

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

Item 1.       Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,529,289	$6,401,752
Receivables, less allowances of $560,000 in 2014 and $490,000
in 2013 for doubtful accounts	17,919,793	12,139,618
Inventories, priced at cost which is not in excess of market-
Finished cement	$4,031,293	$4,420,327
Work in process	3,600,643	3,595,223
Building products	4,230,625	3,883,085
Fuel, gypsum, paper sacks and other	5,886,894	6,570,913
Operating and maintenance supplies	13,236,996	12,794,198
Total inventories	$30,986,451	$31,263,746
Deferred income taxes	660,000	660,000
Prepaid expenses	1,835,611	1,042,033
Total current assets	$53,931,144	$51,507,149
PROPERTY, PLANT AND EQUIPMENT, at cost, less accumulated
depreciation and depletion of $198,747,997 in 2014 and $183,868,729 in 2013	85,254,822	80,940,604
DEFERRED INCOME TAXES	6,742,576	8,179,577
INVESTMENTS	29,379,249	25,292,634
INVESTMENTS IN AFFILIATES	4,008,136	3,428,633
OTHER ASSETS	3,092,868	4,757,265
	$182,408,795	$174,105,862
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,795,921	$6,327,952
Current portion of term loan	1,428,571	1,428,571
Current portion of other long-term debt	175,000	175,000
Accrued liabilities	9,249,624	6,754,288
Total current liabilities	$17,649,116	$14,685,811
LONG-TERM DEBT	10,921,867	12,061,164
ACCRUED POSTRETIREMENT BENEFITS	25,231,702	24,917,379
ACCRUED PENSION EXPENSE	5,167,675	8,009,127
STOCKHOLDERS' EQUITY
Capital Stock, par value $2.50 per share, one vote per share - Authorized 10,000,000 shares,
Issued and Outstanding 2,599,041 shares at 09/30/2014 and 2,599,532 shares at 12/31/2013	$6,497,603	$6,498,830
Class B Capital Stock, par value $2.50 per share, supervoting rights of ten votes per share, restricted transferability, convertible at all times into Capital Stock on a share-for-share basis - Authorized 10,000,000 shares, Issued and Outstanding 1,364,874 shares at
09/30/2014 and 1,367,399 shares at 12/31/2013	3,412,185	3,418,497
Additional paid-in-capital	2,485,125	2,485,125
Retained earnings	105,536,192	98,518,546
Accumulated other comprehensive income	5,507,330	3,511,383
TOTAL STOCKHOLDERS' EQUITY	$123,438,435	$114,432,381
	$182,408,795	$174,105,862
See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
		(As adjusted)		(As adjusted)
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
NET SALES	$44,970,920	$38,167,606	$111,764,454	$95,057,325
COST OF SALES	32,797,657	32,378,577	88,609,931	82,401,911
Gross profit from operations	$12,173,263	$5,789,029	$23,154,523	$12,655,414
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	4,131,984	3,730,580	11,636,439	10,965,657
Income from operations	$8,041,279	$2,058,449	$11,518,084	$1,689,757
OTHER INCOME (EXPENSE):
Interest income	$13,720	$48,999	$75,379	$108,719
Interest expense	(71,843)	(91,525)	(197,772)	(230,220)
Gain on sale of equity investments	—	—	—	3,881,872
Dividend income	422,650	87,786	622,496	1,573,786
Other, net	194,083	20,498	457,668	(12,628)
	$558,610	$65,758	$957,771	$5,321,529

Income from continuing operations before income taxes	$8,599,889	$2,124,207	$12,475,855	$7,011,286
PROVISION FOR INCOME TAXES	2,405,000	702,000	3,490,000	1,963,000
Equity in affiliate income (loss), net of tax	52,489	(3,022)	58,327	(15,275)
Net income from continuing operations	$6,247,378	$1,419,185	$9,044,182	$5,033,011

Discontinued operations:
Income (loss) from operations of Tulsa Dynaspan, Inc. and
Beaver Lake Concrete, Inc. (including gain on
disposal of assets of $0, $0, $0, and $0, respectively)	$—	$616,180	$(177,306)	$(4,359,989)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	—	66,000	(50,000)	(1,218,000)
Net income (loss) from discontinued operations	$—	$550,180	$(127,306)	$(3,141,989)

NET INCOME	$6,247,378	$1,969,365	$8,916,876	$1,891,022

RETAINED EARNINGS, beginning of period	100,247,941	96,413,662	98,518,546	97,758,013
Less cash dividends	913,211	919,544	1,824,501	1,842,680
Less purchase and retirement of capital stock	45,916	387,416	74,729	730,288
RETAINED EARNINGS, end of period	$105,536,192	$97,076,067	$105,536,192	$97,076,067

Basic earnings (loss) per share:
From continuing operations	$1.57	$0.36	$2.28	$1.26
From discontinued operations	—	0.14	(0.03)	(0.78)
Net earnings per share	$1.57	$0.50	$2.25	$0.48
Cash dividends per share	$0.23	$0.23	$0.46	$0.46
See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
		(As adjusted)		(As adjusted)
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
NET INCOME	$6,247,378	$1,969,365	$8,916,876	$1,891,022
OTHER COMPREHENSIVE INCOME (LOSS),
net of deferred tax

UNREALIZED APPRECIATION
(DEPRECIATION) ON AVAILABLE-FOR-
SALE SECURITIES (Net of deferred tax
expense (benefit) of $(172,000), $12,000,
$1,620,000, and $824,000, respectively)	$(258,000)	$18,000	$2,430,000	$1,237,872

RECLASSIFICATION ADJUSTMENT FOR SALE
OF SECURITIES INCLUDED IN NET INCOME
(LOSS) (Net of deferred tax expense (benefit) of
$0, $0, $0, and $1,552,000, respectively)	—	—	—	(2,329,872)

AMORTIZATION OF PENSION AND
POSTRETIREMENT PRIOR SERVICE COST
(Net of deferred tax expense (benefit) of $229,000,
$(5,000), $689,000, and $(15,000), respectively)	(346,371)	7,244	(1,035,142)	21,732

AMORTIZATION OF PENSION AND
POSTRETIREMENT LOSS (Net of deferred tax
benefit of $(131,000), $(199,000), $(400,000), and
$(598,000), respectively)	198,268	299,784	601,089	898,350

TOTAL OTHER COMPREHENSIVE INCOME
(LOSS), net of deferred tax	$(406,103)	$325,028	$1,995,947	$(171,918)

COMPREHENSIVE INCOME	$5,841,275	$2,294,393	$10,912,823	$1,719,104
See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

		(As adjusted)
	2014	2013
OPERATING ACTIVITIES:
Net income	$8,916,876	$1,891,022
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	9,549,348	8,821,833
(Income) loss from equity method investments, net of dividends	(51,038)	20,898
Deferred income taxes	(174,000)	(219,000)
Gain on disposal of assets	(434,850)	(2,770,792)
Realized gain on sale of equity investments	—	(3,881,872)
Postretirement benefits and pension expense	(3,250,182)	1,702,702
Change in assets and liabilities:
Receivables, net	(5,753,127)	(444,604)
Inventories	437,041	2,542,789
Refundable income taxes	—	1,441,206
Prepaid expenses	(793,578)	(392,264)
Other assets	1,131	2,622
Accounts payable and accrued liabilities	4,485,798	(1,896,287)
Net cash provided by operating activities	$12,933,419	$6,818,253

INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	$(10,267,755)	$(12,769,695)
Proceeds from disposals of property, plant and equipment	599,663	3,934,653
Payment for acquisition of business, net of cash acquired	(2,494,250)	—
Payment for purchases of available-for-sale equity investments	(36,615)	(914,340)
Proceeds from disposals of available-for-sale equity investments	—	5,262,458
Payment for acquisition of equity method investments	(528,465)	—
Net cash used for investing activities	$(12,727,422)	$(4,486,924)

FINANCING ACTIVITIES:
Increase (decrease) in revolving loan, net	$—	$(110,137)
Proceeds from bank loans	—	4,472,950
Payments on bank loans	(1,071,428)	(1,071,429)
Payments on other long-term debt	(187,869)	(142,567)
Cash dividends paid	(2,736,895)	(2,765,816)
Purchases of capital stock	(82,268)	(813,755)
Net cash used for financing activities	$(4,078,460)	$(430,754)

Net increase (decrease) in cash and cash equivalents	$(3,872,463)	$1,900,575
Cash and Cash Equivalents, beginning of year	6,401,752	1,440,959
Cash and Cash Equivalents, end of period	$2,529,289	$3,341,534
Supplemental disclosures:
Interest paid, net of amount capitalized	$197,772	$230,535
Income taxes paid	$2,000,000	$1,424,378
Capital equipment additions included in accounts payable and
accrued liabilities	$130,665	$106,754
See accompanying Notes to the Condensed Consolidated Financial Statements

THE MONARCH CEMENT COMPANY AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013 (UNAUDITED), AND DECEMBER 31, 2013

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

NOTE 2: DISCONTINUED OPERATIONS

Through the first quarter of 2014, Tulsa Dynaspan, Inc. (TDI) and Beaver Lake Concrete, Inc. (BLC) were classified as discontinued operations since these companies were no longer producing and selling ready-mixed concrete or issuing construction contracts. TDI’s facilities that were not sold are currently under a lease/purchase agreement and BLC’s ready-mixed facilities have been leased. BLC retained its cement transport trucks and hauls cement for third parties. Prior to discontinuing their ready-mixed concrete operations, BLC transported cement for their own ready-mixed concrete operation but did not haul for other companies. BLC's and TDI's current revenue streams are derived from different operations from those that were discontinued. The current operations of TDI and BLC will continue into the foreseeable future and as a result, their operating results for the second quarter of 2014 and going forward are included in continuing operations and their property, plant and equipment has been reclassified from "Other Assets" to "Property, Plant and Equipment".

NOTE 3: RECEIVABLES

Our Company groups its operations into two lines of business - Cement Business and Ready-Mixed Concrete Business. The "Cement Business" refers to our manufacture and sale of cement and "Ready-Mixed Concrete Business" refers to our ready-mixed concrete, concrete products, and sundry building materials business. Our Ready-Mixed Concrete Business previously included the concrete construction division of TDI which involved short-term and long-term contracts. The operations of TDI were discontinued in 2013 due to consecutive year operating losses. See Note 2, "Discontinued Operations", for further discussion. Short-term contracts for specific projects were generally of three to six months in duration. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Revenues from contracts using the cost-to-cost measures of completion were recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Full provision was made for any anticipated losses. The majority of the long-term contracts would allow only scheduled billings and contained retainage provisions under which 5% to 10% of the contract invoicing may be withheld by the customer pending project completion. As of September 30, 2014, the amount of billed retainage which is included in accounts receivable was approximately $171,200, all of which is expected to be collected within one year. The amount of billed retainage which was included in accounts receivable at December 31, 2013 was approximately $182,500.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2014, the amount of accounts payable related to property, plant and equipment was approximately $131,000 compared to December 31, 2013 which was approximately $737,000.

NOTE 5: INVENTORIES

We did not incur a temporary last-in, first-out (LIFO) liquidation gain during the three months and nine months ended September 30, 2014. During the three months and the nine months ended September 30, 2013, we incurred a $0.8 million temporary LIFO liquidation gain due to reductions in finished cement and work in process inventory, of which $0.6 million was restored by the end of 2013. The temporary LIFO liquidation gain has been deferred as a component of accrued liabilities.

NOTE 6: LINES OF BUSINESS

Corporate assets for 2014 and 2013 include cash and cash equivalents, deferred income taxes, investments and other assets. The operations of TDI and BLC, subsidiaries in the Ready-Mixed Concrete Business segment, have been presented as discontinued operations in the financial statements and not included in segment results for periods prior to March 31, 2014. See Note 2, "Discontinued Operations", for further discussion. Following is a summary of the Company's business segment results for the periods indicated:

	Cement Business	Ready- Mixed Concrete Business	Adjustments and Eliminations	Consolidated
For the Three Months Ended 09/30/14
Sales to unaffiliated customers	$19,229,564	$25,741,356	$—	$44,970,920
Intersegment sales	5,464,349	6,779	(5,471,128)	—
Total net sales	$24,693,913	$25,748,135	$(5,471,128)	$44,970,920
Income from operations	$6,315,734	$1,725,545		$8,041,279
Other income, net				558,610
Income before income taxes				$8,599,889
Capital Expenditures	$1,092,642	$645,423		$1,738,065

For the Three Months Ended 09/30/13
Sales to unaffiliated customers	$17,471,221	$20,696,385	$—	$38,167,606
Intersegment sales	4,303,891	—	(4,303,891)	—
Total net sales	$21,775,112	$20,696,385	$(4,303,891)	$38,167,606
Income from operations	$1,475,875	$582,574		$2,058,449
Other income, net				65,758
Income before income taxes				$2,124,207
Capital Expenditures	$1,719,098	$776,392		$2,495,490

For the Nine Months Ended 09/30/14
Sales to unaffiliated customers	$48,649,721	$63,114,733	$—	$111,764,454
Intersegment sales	13,353,831	6,779	(13,360,610)	—
Total net sales	$62,003,552	$63,121,512	$(13,360,610)	$111,764,454
Income from operations	$10,766,267	$751,817		$11,518,084
Other income, net				957,771
Income before income taxes				$12,475,855
Capital Expenditures	$4,374,020	$5,151,025		$9,525,045

For the Nine Months Ended 09/30/13
Sales to unaffiliated customers	$42,057,188	$53,000,137	$—	$95,057,325
Intersegment sales	11,105,327	—	(11,105,327)	—
Total net sales	$53,162,515	$53,000,137	$(11,105,327)	$95,057,325
Income (loss) from operations	$1,898,932	$(209,175)		$1,689,757
Other income, net				5,321,529
Income before income taxes				$7,011,286
Capital Expenditures	$7,966,594	$4,471,528		$12,438,122

Balance at 09/30/14
Identifiable Assets	$92,994,418	$43,002,259	$135,996,677
Corporate Assets			46,412,118
			$182,408,795

Balance at 12/31/13
Identifiable Assets	$91,279,098	$34,106,903	$125,386,001
Corporate Assets			48,719,861
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

The aggregate amount of equity securities carried at cost, for which the Company has not elected the fair value option, was $0.6 million as of September 30, 2014. The remaining $28.8 million in equity security investments are stated at fair value. As of December 31, 2013, the aggregate amount of equity securities carried at cost was $0.5 million and the remaining $24.8 million in equity security investments were stated at fair value. The following table presents the fair value of the Company's available-for-sale equity securities recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013:

		Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014:
Assets:	Fair Value
Available-for-sale equity securities
Cement industry	$16,645,137	$16,645,137	$—	$—
General building materials industry	6,654,813	6,654,813	—	—
Oil and gas refining and marketing industry	4,557,987	4,557,987	—	—
Residential construction industry	948,342	948,342	—	—
Total assets measured at fair value	$28,806,279	$28,806,279	$—	$—

December 31, 2013:
Assets:
Available-for-sale equity securities
Cement industry	$12,671,592	$12,671,592	$—	$—
General building materials industry	6,565,316	6,565,316	—	—
Oil and gas refining and marketing industry	4,425,517	4,425,517	—	—
Residential construction industry	1,093,869	1,093,869	—	—
Total assets measured at fair value	$24,756,294	$24,756,294	$—	$—

There were no transfers between levels and there were no significant changes in the valuation techniques during the period ended September 30, 2014. No reconciliation (roll forward) of the beginning and ending balances for Level 3 is presented since the Company does not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at either of the dates reported in the table above.  The Company has no liabilities at either date requiring remeasurement to fair value on a recurring basis in the balance sheet. The Company has no additional assets or liabilities at either date requiring remeasurement to fair value on a non-recurring basis in the balance sheet.

The following table shows the unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual trade lots of securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

Available-for-sale equity securities	Less than 12 Months		12 Months or Greater		Total
September 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential construction industry	$367,328	$42,414	$245,474	$57,936	$612,802	$100,350
Total	$367,328	$42,414	$245,474	$57,936	$612,802	$100,350

December 31, 2013
Residential construction industry	$283,143	$20,267	$—	$—	$283,143	$20,267
Total	$283,143	$20,267	$—	$—	$283,143	$20,267

NOTE 8: INVESTMENTS

Cost Method Investments

The Company owns stock in a privately-owned company in the ethanol production industry. The investment, for which fair value approximates carrying value, was evaluated at September 30, 2014 and December 31, 2013 for impairment. The evaluations of the investment for each period's impairment analysis were based on the specific identification of shares held and quoted prices in markets that are not active (Level 2) and no impairments were identified. As a result of the evaluations, the Company does not consider the cost-method investment to be impaired at September 30, 2014 or December 31, 2013.

Fair Value Investments

Impairment Analysis

September 30, 2014--The Company's investments in available-for sale securities carried at fair value were evaluated for impairment by comparing the specifically identified cost of each investment to market price. As a result of these evaluations, the Company did not identify any other-than-temporary impairments in investments which would have resulted in a recognized loss in earnings of equity investments. The Company did identify some specific investments in available-for-sale equity securities that were not other-than-temporarily impaired resulting in the recognition of unrealized losses (see table above in Note 7 "Fair Value"). These unrealized losses relate to investments in the common stock of one company in the residential construction industry. When the Company evaluated the impairment by comparing the specifically identified cost of each investment to market price as of October 21, 2014, the residential construction industry securities' price per share increased from September 30, 2014 levels which reduced temporary impairments by $51,000 or 51.2%. The Company evaluated the near-term prospects in relation to the severity of the impairments and the duration of the impairments. Based on that evaluation, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

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

Investment Results

The investment results for September 30, 2014 and December 31, 2013 are as follows for available-for-sale equity securities carried at fair value:

	Amortized Cost	Gross Unrealized Holding		Fair Value
September 30, 2014		Gains	Losses
Available-for-sale equity securities
Cement industry	$2,940,000	$13,710,000	$—	$16,650,000
General building materials industry	3,600,000	3,050,000	—	6,650,000
Oil and gas refining and marketing industry	340,000	4,220,000	—	4,560,000
Residential construction industry	1,020,000	—	70,000	950,000
Total available-for-sale equity securities	$7,900,000	$20,980,000	$70,000	$28,810,000

Total gross unrealized gains, net of losses		20,910,000
Less: Deferred taxes on unrealized holding gains		8,364,000
Unrealized gains recorded in equity, net of deferred tax		$12,546,000

	Amortized Cost	Gross Unrealized Holding		Fair Value
December 31, 2013		Gains	Losses
Available-for-sale equity securities
Cement industry	$2,940,000	$9,730,000	$—	$12,670,000
General building materials industry	3,600,000	2,970,000	—	6,570,000
Oil and gas refining and marketing industry	340,000	4,090,000	—	4,430,000
Residential construction industry	1,020,000	70,000	—	1,090,000
Total available-for-sale equity securities	$7,900,000	$16,860,000	$—	$24,760,000

Total gross unrealized gains, net of losses		16,860,000
Less: Deferred taxes on unrealized holding gains		6,744,000
Unrealized gains recorded in equity, net of deferred tax		$10,116,000

Investment-related cash flow information for available-for-sale equity securities carried at fair value for September 30, 2014 and December 31, 2013 is as follows:

	2014	2013
Proceeds from sale of equity securities	$—	$5,373,412
Realized gain on equity securities	—	3,891,296
Payment for purchases of equity securities	36,615	1,116,664

Equity Method Investments
The Company owns common stock of GFI, a privately-owned company in the brick industry. During 2013, the Company purchased $0.7 million in additional shares of GFI resulting in a 19.34% ownership as of December 31, 2013. Previously, the Company accounted for the investment as a cost method investment as management believed it did not have significant influence over GFI. As a result of the additional investment, the Company has determined that it has the ability to exercise significant influence, but not control, over the operating and financial policies of GFI. Consequently, the equity method of accounting is used for the investment and prior period financials from 2001 forward have been adjusted to reflect the change in accounting. In May and August 2014, the Company purchased a total of $0.5 million GFI stock resulting in a 22.77% ownership as of September 30, 2014.

The following financial statement line items for September 30, 2013 were affected by the change in accounting principle from cost method to equity method of accounting for the investment in GFI:

	For the Three Months Ended		For the Nine Months Ended
September 30, 2013	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported
Equity in affiliate losses, net of tax	$(3,022)	$—	$(15,275)	$—
Net income	1,969,365	1,972,388	1,891,022	1,911,920
Net income per share	0.50	0.49	0.48	0.48

Pertinent information about the Company's investment in GFI for the periods indicated below:

	Sept. 30, 2014	December 31, 2013
Carrying value	$4,008,136	$3,428,633
Ownership percentage	22.77%	19.34%
Undistributed earnings	$895,846	$837,519
Difference between carrying amount and the underlying equity in net assets*	94,450	172,654

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Equity in earnings	$52,489	$(3,022)	$58,327	$(15,275)

* The difference between carrying amount and the underlying equity in net assets is in a memo account allocated to goodwill.

During the three months ended September 30, 2014 and 2013, the Company purchased $0.2 million and $0.2 million, respectively, of brick from GFI in arm's length transactions in the normal course of business for resale to third parties. During the nine months ended September 30, 2014 and 2013, the Company purchased $0.7 million and $0.6 million, respectively, of brick from GFI in arm's length transactions in the normal course of business for resale to third parties. The Company eliminated intra-entity profits or losses for its proportionate share of GFI's common stock for inventory still remaining with the Company until such profits or losses were realized in transactions with third parties. Amounts due to GFI for Company purchases were not significant at September 30, 2014 and September 30, 2013.
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

For an equity investment with impairment indicators, the Company measures fair value on the basis of discounted cash flows or other appropriate valuation methods (Level 3). If it is probable that the Company will not recover the carrying amount of its investment, the impairment is considered other-than-temporary and recorded in earnings, and the equity investment balance is reduced to its fair value accordingly. After review, the Company does not consider its equity method investment, for which fair value approximates carrying value, to be impaired at September 30, 2014 or December 31, 2013.

NOTE 9: PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the nine months ended September 30, 2014 and 2013:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service cost	$636,230	$652,586	$371,662	$585,169
Interest cost	1,468,583	1,453,067	849,176	1,206,175
Less: Expected return on plan assets	2,128,049	1,762,088	—	—
Amortization of prior service cost	74,104	74,796	(1,798,246)	(38,064)
Recognized net actuarial loss	605,057	1,000,226	396,032	496,124
Net periodic (benefit) expense	$655,925	$1,418,587	$(181,376)	$2,249,404

The following table presents the components of net periodic pension and postretirement benefit costs allocated to Cost of Sales and Selling, General and Administrative expenses for the three months ended September 30, 2014 and 2013:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service cost	$207,309	$217,528	$123,887	$195,056
Interest cost	478,412	484,355	283,060	402,058
Less: Expected return on plan assets	696,173	587,362	—	—
Amortization of prior service cost	24,044	24,932	(599,415)	(12,688)
Recognized net actuarial loss	197,258	333,409	132,010	165,375
Net periodic (benefit) expense	$210,850	$472,862	$(60,458)	$749,801

As of September 30, 2014, we have contributed approximately $2,818,000 to the pension fund, which fulfilled our expected contributions for the year as previously disclosed in our financial statements for the year ended December 31, 2013.

The other benefits consist of postretirement benefits that are self-insured by Monarch and are paid out of Monarch's general assets. As previously disclosed in our financial statements for the year ended December 31, 2013, Monarch expects expenditures of approximately $1,625,000 for this plan in 2014. As of September 30, 2014, we have contributed approximately $907,000 and anticipate contributing an additional $718,000 to this plan in 2014 for a total of $1,625,000.

NOTE 10: RECLASSIFICATION OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the reclassifications out of accumulated other comprehensive income and the affected line item in the statements where net income is presented for the three months and the nine months ended September 30, 2014 and 2013:

	For the Three Months Ended		For the Nine Months Ended
Reclassifications for	Sept. 30, 2014	Sept. 30, 2013	Sept. 30, 2014	Sept. 30, 2013
Net periodic pension and postretirement costs in:
Cost of Sales	$(119,073)	$(305,605)	$(311,036)	$(916,813)
Tax benefit	47,416	121,996	123,954	366,576
Net of tax	$(71,657)	$(183,609)	$(187,082)	$(550,237)

Selling, General & Administrative Expenses	$365,176	$(205,423)	$1,034,089	$(616,269)
Tax (expense) benefit	(145,416)	82,004	(412,954)	246,424
Net of tax	$219,760	$(123,419)	$621,135	$(369,845)

Unrealized net gains on available-for-sale securities in:
Gain on sale of equity investments	$—	$—	$—	$3,881,872
Tax expense	—	—	—	(1,552,000)
Net of tax	$—	$—	$—	$2,329,872

Reclassifications, net of tax	$148,103	$(307,028)	$434,053	$1,409,790

NOTE 11: OTHER NONOPERATING INCOME OR EXPENSE

Other, net contains miscellaneous nonoperating income (expense) items excluding interest income, interest expense, gains on sales of equity investments, and dividend income. Significant items in Other, net includes income from the lease of BLC’s and TDI’s property, plant and equipment of approximately $146,000 and $291,000, for the third quarter of 2014 and the nine months ended September 30, 2014, respectively. Prior to the second quarter of 2014, these operations were classified as discontinued operations. See Note 2, "Discontinued Operations", for further discussion. There were no significant items in Other, net for 2013.

NOTE 12: EARNINGS PER SHARE

Basic earnings per share of capital stock has been calculated based on the weighted average shares outstanding during each of the reporting periods. The weighted average number of shares outstanding was 3,965,356 and 3,966,180 in the third quarter and first nine months of 2014, respectively. The weighted average number of shares outstanding was 3,990,484 and 4,004,149 in the third quarter and first nine months of 2013, respectively. The Company has no capital stock equivalents and therefore, does not report diluted earnings per share.

NOTE 13: INCOME TAXES

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations by tax authorities for years before 2011. The Company believes it is not subject to any significant tax risk. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any significant interest expenses recognized during the nine months ended September 30, 2014 or September 30, 2013.

NOTE 14: ACQUISITION OF A BUSINESS

On July 1, 2014, the Company purchased all of the common stock of Russell Block Company, Inc. (Russell Block), which is included in our Ready-Mixed Concrete Business, primarily to obtain additional markets and to improve manufacturing efficiencies. The consideration for acquiring Russell Block’s stock totaled $2.5 million. Russell Block was then liquidated and its assets were distributed to the Company.

In accordance with Accounting Standards Codification (ASC) 805, the Company determined the assets and liabilities acquired constituted a business and applied purchase accounting to the assets acquired and the liabilities assumed. Since Russell Block is not a substantial subsidiary, pro forma information is not provided for the combined entity. The following table summarizes the consideration paid for acquisition of the assets acquired and the liabilities assumed at the acquisition date as well as the fair value at the acquisition date:

Consideration:
Cash paid, gross			$2,499,500

Fair Value of assets acquired and liabilities assumed:
	Assets
		Current assets (including cash of $5,250)	$192,044
		Property, plant and equipment	747,500
		Other assets	1,959,956

	Liabilities
		Current liabilities	(400,000)
	Total:		$2,499,500

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

During 2013, the Company made the decision to discontinue operations of two of its subsidiaries, Beaver Lake Concrete, Inc. (BLC) and Tulsa Dynaspan, Inc. (TDI) located in northwest Arkansas and northern Oklahoma, respectively, due to consecutive year operating losses. Both subsidiaries were in the Ready-Mixed Concrete Business segment. Prior period financial statements reflect the operations of both subsidiaries as discontinued operations and as such their information was excluded from segment results discussed below in "Results of Operations" for periods prior to March 31, 2014. As of the second quarter of 2014, the results of operations of these subsidiaries were included in continuing operations. As a result, their information is included in segment results discussed below in "Results of Operations" for periods beginning April 1, 2014. See Note 2, "Discontinued Operations", of Notes to the Condensed Consolidated Financial Statements for further discussion of the discontinued operations.

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

Construction activity overall has continued to show a modest improvement in our market areas. The Portland Cement Association's (PCA) forecast notes the main construction sectors - residential, nonresidential and public - could each record gains in 2014. They predict the growth will be broad based with half of it anticipated to come from residential construction activity due to the large amount of pent-up demand. They forecast the commercial and institutional sector will contribute another 25%. When each sector contributes to growth, robust gains in cement consumption rates typically materialize. PCA predicts real construction spending to grow 8% in 2014. Growth in 2015 and 2016 is forecast to approach double-digits with an 8.4% increase in 2015 and a 10.7% increase in 2016. No assurances can be given that predictions of the PCA's forecast, or any such predicted growth in construction spending, will actually be realized.

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

RESULTS OF OPERATIONS - THIRD QUARTER OF 2014 COMPARED TO THIRD QUARTER OF 2013

Consolidated net sales for the three months ended September 30, 2014 increased by $6.8 million from the three months ended September 30, 2013. Sales in our Cement Business were higher by $1.8 million and sales in our Ready-Mixed Concrete Business were higher by $5.0 million. Cement Business sales increased $2.5 million as a result of a 14.0% increase in volume sold which was offset $0.7 million by price decreases. Ready-mixed concrete sales in our Ready-Mixed Concrete Business increased $3.1 million due to a 20.0% increase in cubic yards sold and $0.7 million due to price increases. In addition, sales of brick, block and other sundry items increased by $1.2 million.

Consolidated cost of sales for the three months ended September 30, 2014 increased by $0.4 million when compared to the three months ended September 30, 2013. Cost of sales in our Cement Business decreased $3.1 million, while cost of sales in our Ready-Mixed Concrete Business increased by $3.5 million. Cement Business cost of sales increased $2.0 million due to the 14.0% increase in volume sold. This was more than offset by a $5.1 million decrease primarily due to lower production costs resulting from the efficiencies of higher production levels. Costs were also favorably impacted by the negotiated change in postretirement health benefits for our Humboldt union employees from a defined benefit to a defined contribution plan which resulted in a decrease in postretirement expense. See Note 9, "Pension and Other Postretirement Benefits", of Notes to the Condensed Consolidated Financial Statements. Ready-mixed concrete cost of sales increased $2.8 million due to the 20.0% increase in cubic yards of ready-mixed concrete sold. This volume increase was partially offset by a $0.2 million decrease related to delivery cost decreases. Higher sales volumes of brick, block and other sundry items increased cost of sales an additional $0.9 million.

Our overall gross profit rate for the three months ended September 30, 2014 was 27.1% versus 15.2% for the three months ended September 30, 2013. As a result of the above sales and cost of sales factors, the gross profit rate for the Cement Business improved from 19.7% for the three months ended September 30, 2013 to 43.1% for the three months ended September 30, 2014. The gross profit rate for the Ready-Mixed Concrete Business improved from 11.4%  for the three months ended September 30, 2013 to 15.1% for the three months ended September 30, 2014.

Selling, general and administrative expenses increased by $0.4 million or 10.8% for the three months ended September 30, 2014 as compared to the corresponding period in 2013 primarily as a result of higher administrative payroll and legal and professional expenses. The reclassification of BLC and TDI operations from discontinued operations to continuing operations beginning with second quarter of 2014 contributed to these increases. See Note 2, “Discontinued Operations”, of Notes to the Condensed Consolidated Financial Statements for further discussion of the discontinued operations. Selling, general and administrative expenses are normally considered fixed costs that do not vary significantly with changes in sales volume.

Dividend income of $0.4 million and $0.1 million for the third quarter of 2014 and 2013, respectively, was primarily related to our investment in the oil and gas refining industry.

The effective tax rates for the three months ended September 30, 2014 and 2013 were 28.0% and 28.0%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and the dividends received deduction. Taxes for the current year are estimated based on prior years' effective tax rates.

RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 2014 COMPARED TO THE FIRST NINE MONTHS OF 2013

Consolidated net sales, for the nine months ended September 30, 2014, increased by $16.7 million when compared to the nine months ended September 30, 2013. Sales in our Cement Business increased $6.6 million and sales in our Ready-Mixed Concrete Business increased $10.1 million. Cement Business sales increased $8.1 million primarily due to a 19.3% increase in volume sold which was offset $1.5 million by price decreases. Ready-mixed concrete sales increased $4.4 million due to a 10.9% increase in cubic yards sold and $2.3 million due to price increases. In addition, sales of brick, block and other sundry items increased by $3.4 million.

Consolidated cost of sales, for the nine months ended September 30, 2014, increased by $6.2 million when compared to the nine months ended September 30, 2013. Cost of sales in our Cement Business decreased $2.2 million and cost of sales in our Ready-Mixed Concrete Business increased $8.4 million. Cement Business cost of sales increased $6.6 million due to the 19.3% increase in volume sold which was more than offset by a $8.8 million decrease in production costs as a result of operating efficiencies made possible by higher production levels. Costs were also favorably impacted by the negotiated change in postretirement health benefits for our Humboldt union employees from a defined benefit to a defined contribution plan which resulted in a decrease in postretirement expense. See Note 9, "Pension and Other Postretirement Benefits", of Notes to the Condensed Consolidated Financial Statements. Ready-Mixed Concrete Business cost of sales increased $4.0 million due to the 10.9% increase in cubic yards of ready-mixed concrete sold. An additional $1.5 million increase was related to material and delivery cost increases. Higher sales volumes of brick, block, aggregates and other sundry items resulted in a $2.9 million increase in cost of sales.

Our overall gross profit rate improved from 13.3% for the nine months ended September 30, 2013 to 20.7% for the nine months ended September 30, 2014. The gross profit rate for the Cement Business increased from 18.0% for the nine months ended September 30, 2013 to 33.6% for the nine months ended September 30, 2014. The gross profit rate for the Ready-Mixed Concrete Business improved from 9.6% for the nine months ended September 30, 2013 to 10.8% for the nine months ended September 30, 2014.

Selling, general, and administrative expenses increased by $0.7 million or 6.1% for the nine months ended September 30, 2014 as compared to the corresponding period in 2013. These costs are normally considered fixed costs that do not vary significantly with changes in sales volume.

Gain on sale of equity investments decreased by $3.9 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 since the Company did not sell any equity investments in the nine months of ended September 30, 2014. Dividend income of $0.6 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively, was primarily related to our investment in the oil and gas refining industry.

The effective tax rates for the nine months ended September 30, 2014 and 2013 were 28.0% and 28.1%, respectively. The Company's effective tax rate differs from the federal and state statutory income tax rate primarily due to the effects of percentage depletion and valuation allowance. Taxes for the current year are estimated based on prior years' effective tax rates.

LIQUIDITY

The Company considers all liquid investments with original maturities of three months or less which we do not intend to roll over beyond three months to be cash equivalents. At September 30, 2014 and December 31, 2013, cash equivalents consisted primarily of money market investments and repurchase agreements with various banks.

We are able to meet our cash needs primarily from a combination of operations, the sale of equity investments and bank loans.

Operating activities provided $12.9 million and $6.8 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. The $6.1 million increase in cash provided in 2014 over 2013 was driven by favorable changes in net income and accounts payable and accrued liabilities partially offset by unfavorable changes in receivables, inventories, refundable income taxes, prepaid expenses and accrued postretirement benefit and pension expense. Realized gains from the disposal of property, plant and equipment in net income decreased $2.3 million during the first nine months of 2014 compared to the same period of 2013 primarily related to the discontinued operations of TDI in 2013. Realized gains on the sale of equity investments decreased $3.8 million during the first nine months of 2014 compared to the same period of 2013 and are not indicative of the operating margins for the period. No equity investments were sold during the first nine months of 2014.

Investing activities used $12.7 million and $4.5 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. The difference between the two periods is primarily related to $2.5 million decrease in acquisition of property, plant and equipment and the $0.9 million decrease in the payment for purchases of available-for-sale equity investments which were more than offset by the $3.3 million decrease in proceeds from the disposals of property, plant and equipment, the $5.3 million decrease in proceeds from the sale of equity investments and a $0.5 million increase in the payments for acquisitions of equity method investments during the nine months ended September 30, 2014 compared to the same period in 2013. Additionally the acquisition of Russell Block, Inc. used $2.5 million in cash in the first nine months of 2014, while no such acquisitions were made in the first nine months of 2013. Property, plant and equipment cash purchases through the third quarter of 2014 included $5.0 million primarily related to NESHAP compliance in our cement production facilities and $5.2 million related to routine equipment purchases in our Ready-Mixed Concrete Business.

Financing activities used $4.1 million and $0.4 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. The increase in cash used is primarily due to the $4.5 million reduction in proceeds from the advancing term loan during 2014, which was partially offset by the $0.7 million reduction in purchases of capital stock.

On December 31, 2012, the Company entered into a new credit agreement with its current lender, BOKF, NA dba Bank of Oklahoma (Bank of Oklahoma), which amended and restated its existing credit agreement. The agreement provides for a secured credit commitment consisting of a $10.0 million advancing term loan maturing December 31, 2015, a $10.0 million term loan maturing December 31, 2017 and a $15.0 million revolving loan maturing December 31, 2015. Interest rates on the Company's advancing term loan and revolving loan are both variable and based on the rate of interest regularly published by the Wall Street Journal and designated as the U.S. Prime Rate (herein referred to as the WSJ prime rate) less 1.50% with a 1.50% interest rate minimum or floor. Interest rates on the Company's term loan are variable and based on the WSJ prime rate less 1.25% with a 1.75% interest rate minimum or floor. The agreement requires the Company to pledge its investment account, receivable accounts and inventory to Bank of Oklahoma as collateral for the advancing term loan, the term loan and revolving loan. The Company is obligated to maintain at least $12.0 million in its pledged investment account. The carrying value of receivables, inventory and the investment account pledged as collateral was $17.9 million, $31.0 million and $27.8 million, respectively as of September 30, 2014. The agreement also contains financial covenants requiring the Company, as of the end of any fiscal quarter, to maintain a minimum tangible net worth before accumulated other comprehensive income (loss) of $95.0 million and a minimum tangible net worth after accumulated other comprehensive income (loss) of $85.0 million. The Company was in compliance with these requirements as of September 30, 2014.

As of September 30, 2014, the Company had $7.5 million outstanding on its term loan, $4.5 million on its advancing term loan, and $0.0 million on its revolving loan leaving balances available of $5.5 million and $15.0 million on the advancing term loan and revolving loan, respectively. The annual weighted average interest rate we paid on the term loan during the third quarter of 2014 and 2013 was 2.00%. The annual weighted average interest rate we paid on the revolving loan during the third quarter of 2014 and 2013 was 1.75%. The annual weighted average interest rate we paid on the advancing term loan during the third quarter of 2014 and 2013 was 1.75%. As of September 30, 2014, the applicable interest rate was 2.00% on the term loan and 1.75% on the revolving loan and advancing term loan. The term loan, which originated in 2000, was used to help finance the expansion project at our cement manufacturing facility. The revolving loan is used to cover operating expenses primarily during the first half of the year when we build inventory due to the seasonality of our business and for capital expenditures. It is anticipated that the advancing term loan will be primarily used to help finance our NESHAP capital expenditures. For further discussion on NESHAP, see "Capital Resources" below. Our Board of Directors has given management the authority to borrow a maximum of $50 million. We have not discussed additional financing with any banks or other financial institutions and any such financing would be prohibited under our current credit agreement; therefore, no assurances can be given that we will be able to obtain it on favorable terms, if at all, or that our current lender would consent to such borrowing.

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

FINANCIAL CONDITION

Total assets as of September 30, 2014 were $182.4 million, an increase of $8.3 million since December 31, 2013. Cash decreased $3.9 million as cash was used for operations and capital expenditures. Receivables increased $5.8 million from December 31, 2013 to September 30, 2014 primarily due to sales being $5.5 million higher in the month of September 2014 as compared to the month of December 2013. Total inventories decreased $0.3 million primarily due to the $0.4 million decrease in finished cement and $0.7 million decrease in  fuel, gypsum, paper sacks and other, which was partially offset by the $0.5 million increase in operating and maintenance supplies. Prepaid expenses increased by $0.8 million primarily due to insurance deposits. The net deferred income tax asset declined $1.4 million primarily due to the increase in unrealized gain on available-for-sale equity investments and the resulting increase in deferred tax liability. Investments carried at fair value increased $4.1 million as a result of the increased fair value per share of our holdings. Investments in affiliates increased by $0.6 million primarily as a result of the Company purchasing additional shares of General Finance Incorporated (GFI) during 2014. Other assets decreased $1.7 million primarily due to the assets of TDI's and BLC's discontinued operations being reclassified to continuing operations and put back into Property, Plant and Equipment.

Accounts payable increased $0.5 million from December 31, 2013 to September 30, 2014 primarily as a result of increases in payables related to increased production at our ready mixed concrete facilities. Federal and state income tax liability, prepayments held on account, and dividends payable, components of accrued liabilities, changed by $1.6 million, $1.1 million and $(0.9) million, respectively, from December 31, 2013 to September 30, 2014. The dividends payable decreased due to the timing of when dividends are declared and paid.

Indebtedness decreased $1.1 million during the first nine months of 2014 primarily due to payments on the term loan.

CAPITAL RESOURCES

The Company regularly invests in miscellaneous equipment and facility improvements in both the Cement Business and Ready-Mixed Concrete Business.  Property, plant and equipment expenditures during the first nine months of 2014 totaled $9.7 million. Cash expenditures for property, plant and equipment totaled $10.3 million, excluding the amounts that are included in accounts payable and accrued liabilities. Approximately 45% of these expenditures were related to the Cement Business primarily for NESHAP compliance projects and 55% were for routine equipment purchases in the Ready-Mixed Concrete Business.

The Company's clinker coolers may not currently meet the particulate matter emission limitations that were included in the latest regulations issued by the EPA. For discussion on the regulations, see "Environmental Regulations" below.  In 2010, the EPA published modifications to the NESHAP regulations with a compliance date for all U.S. cement plants of September 9, 2013. The Company formulated a strategy to attempt to achieve compliance with the then existing regulations and in 2011 began installing additional pollution control equipment in its Cement Business. In December 2012, the EPA issued a final rule amending NESHAP again with a new compliance date of September 2015. As a result of the rule revisions, which have been challenged in court by certain environmental groups, the Company reassessed its NESHAP strategy and planned capital expenditures, resulting in some modifications to our approach. We have completed the installation of a hydrated lime injection system ($0.4 million), additional dust collectors on both kilns ($3.7 million), the modification to our roller mill and related equipment ($8.4 million) and the combining of our kiln and coal mill stacks ($2.2 million). During the first quarter of 2014 we began installing continuous emission monitoring equipment at an estimated cost of $1.2 million. Other planned modifications (and estimated cost) include upgraded dust collectors on both clinker coolers ($6.0 million). Current plans are to commence installation and modification of this equipment during the first quarter of 2015. To date, we have expended $17.5 million towards projects related to NESHAP compliance. Cost estimates will be updated as the modifications are engineered and priced for our facility. There is no proven technology that enables us to give 100% assurance that we can reach the limits required by the new regulations; however, we feel compliance is possible at our modern facility.

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

ENVIRONMENTAL REGULATIONS

The Company's cement plant emissions are regulated by the Kansas Department of Health and Environment (KDHE) and the EPA. KDHE is responsible for the administration and enforcement of Kansas environmental regulations, which typically mirror Federal regulations.

A ruling promulgated by the EPA in 2009 required us to install carbon dioxide (CO2) Continuous Emission Monitoring Systems (CEMS) to track various aspects of the production process to effectively establish a Greenhouse Gas (GHG) inventory for our cement manufacturing facility.

The EPA Administrator has made two important findings clearing the way for EPA to regulate greenhouse gases under the Clean Air Act. The "Endangerment Finding" clarifies EPA's belief that current and projected concentrations of six key greenhouse gases in the atmosphere pose a threat to human health and welfare. Further, the "Cause or Contribute Finding", associates the emissions of the six named GHGs with the threat to public health and welfare. In July 2012 the Court of Appeals for the D.C. Circuit affirmed EPA's findings on these two rules. In June of 2013, President Obama released details for a "Climate Action Plan" which focused on three points; (1) to cut carbon pollution in America, (2) prepare the United States for climate change, and (3) to lead International efforts to combat global climate change and prepare for its impacts. The EPA issued a revised proposal "New Source Performance Standards" (NSPS) for future Electric Generating Units (EGUs) on September 20, 2013, and followed up with proposed standards for modified, reconstructed, and existing EGUs on June 2nd of 2014. At this time it is difficult to determine if the EPA will also target existing cement manufacturing facilities for mandated reductions in GHG emissions. If we use the EGU regulatory timeline for comparison purposes and as a template for future EPA GHG regulations, we believe Monarch will avoid any new GHG regulatory impacts until the year 2017 or later. However, no assurance can be given that Monarch will not feel the impact of any new GHG regulations much sooner.

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

On December 20, 2012, the EPA issued a final rule amending NESHAP for the portland cement manufacturing industry and the New Source Performance Standards (NSPS) for portland cement plants. The final rule, published in the Federal Register on February 12, 2013, extends the compliance date by two years to September 9, 2015 and relaxes particulate matter emission standards for existing and new sources. It is the culmination of over two years of reconsideration and litigation surrounding these regulations. The final version adopts the less stringent limits and requirements that were sought by the cement industry. Both the initial rule and the final rule require more stringent emission limitations on mercury (Hg), total hydrocarbons (THC) and hydrochloric acid (HCL) gases. The limitations for particulate matter that is less than 10 microns in diameter (PM 10) were raised from 0.04 lbs/ton of clinker to 0.07 lbs/ton. Our current emission levels are below the limitations for Hg and THC so additional control equipment will not be required for these pollutants; however, we expect to incur increased costs for control equipment for PM 10 and HCL. There will also be additional costs for monitoring, testing and increased maintenance labor. Initial estimated costs to comply are discussed above under "Capital Resources". On April 5, 2013, a coalition of groups filed a Petition for Review with the D.C. Circuit Court of Appeals, expressing concerns about the extension of the NESHAP compliance date and the increase of the PM 10 emission standard. Their requested stay, if granted, would have ensured that the extension and other provisions in the February 12 rule would not take effect while the court considered the matter. However, on June 11, 2013 the D.C. Circuit Court of Appeals denied the motion to stay the new compliance deadline of the Portland Cement NESHAP rule. The court did, however, agree to an expedited briefing schedule to address the NESHAP challenge. The initial oral arguments for this briefing occurred on October 24th, 2013. On April 18, 2014 the D.C. Circuit Court of Appeals upheld most of the Portland Cement NESHAP rule that the EPA finalized in 2013. In summary:

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

Under new regulations proposed but not yet promulgated by the EPA, certain tributaries and/or bodies of standing water that are located upon, or flowing through Monarch real property, could come under jurisdiction of the EPA. EPA asserts this authority under the Clean Water Act. Monarch assumes that the rule, if promulgated, will affect operations; however it is too early to determine the impact.

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

In management's opinion, the physical impact of a warmer climate in our market area would increase the number of days with weather conducive for work to proceed on construction projects which in turn would create the potential for greater profitability. Conversely, legislation and regulatory attempts to interfere with a natural warming cycle will, if successful, have an adverse effect on profitability. In addition, differences in environmental regulations in the United States from those of other cement producing countries could affect our ability to continue to compete with the cost of cement imported from other countries. The closing of highly regulated production facilities in the United States and the relocation or construction of new capacity in societies with less sophisticated production techniques will result in higher emission levels world wide, and dependent upon air currents, could impact emission levels within the United States.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

The Company has a $4.0 million equity method investment which was initially recorded at cost and subsequently adjusted for our share of the income or loss and cash contributions and distributions to or from the investee. The Company also invests in equity investments which are subject to market fluctuations. The Company held $29.4 million of equity securities, primarily of publicly traded entities, as of September 30, 2014. The aggregate amount of securities carried at cost, for which the Company has not elected the fair value option, was $0.6 million as of September 30, 2014. The remaining $28.8 million in equity investments, which are stated at fair value, are not hedged and are exposed to the risk of changing market prices. The Company classifies all securities as "available-for-sale" for accounting purposes and marks them to fair value on the balance sheet at the end of each period unless they are securities for which the Company has not elected the fair value option. Securities carried at cost are adjusted for impairment, if conditions warrant. Management estimates that its publicly traded investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $1.7 million effect, net of deferred tax, on comprehensive income. At September 30, 2014, the Company evaluated all of its equity investments for impairment. The results of those evaluations are discussed in Note 8: Investments, of Notes to the Condensed Consolidated Financial Statements.

The Company also has $12.0 million of bank loans as of September 30, 2014. Interest rates on the Company's advancing term loan and revolving loan are both variable and based on the WSJ prime rate less 1.50% with a 1.50% interest rate minimum or floor. Interest rates on the Company's term loan are variable and based on the WSJ prime rate less 1.25% with a 1.75% interest rate minimum or floor.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION

Item 1.       Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the provisions of Monarch's Articles of Incorporation governing the conversion of its Class B Capital Stock into Capital Stock, a total of 1,425 shares of Monarch's Capital Stock were issued in the third quarter of 2014 upon conversion of an equal number of shares of Monarch's Class B Capital Stock, including the following share conversions as indicated below:

Shares of Capital Stock Issued Upon Conversion
of Class B Capital Stock

Date	Number of shares
July 8, 2014	251
September 11, 2014	1,174
Total	1,425

The above shares of Capital Stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, which exemption is available for transactions involving securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.  The Company received no payment in connection with the issuances of such shares.  No underwriters were involved with the issuance of such shares and no commissions were paid in connection with such issuances.  There was no advertisement or general solicitation made in connection with the issuance of such shares.  Except as described above, Monarch did not issue or sell any shares of its Capital Stock or Class B Capital Stock during the quarter ending September 30, 2014.

The Company repurchased 1,766 shares of its Capital Stock in isolated, open-market transactions during the third quarter of 2014. These repurchases were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning repurchase authority				135,313
July 1-30	—	$—	—	135,313
August 1-31	—	—	—	135,313
September 1-30	1,766	28.50	1,766	133,547
Total	1,766	$28.50	1,766	133,547

On August 5, 2011, our Board of Directors authorized the purchase, through open market or private transactions, of 101,672 shares of Monarch's Capital Stock and Class B Capital Stock in addition to the existing 98,328 shares remaining from the Board's 1996 authorization for a total repurchase authority of 200,000 shares. Management's authorization has no expiration. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as, the timing of any such purchases. As of September 30, 2014, Monarch continued to be authorized by the Board, exercisable in management's discretion, to purchase up to 133,547 shares of our Capital Stock and Class B Capital Stock.

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

Item 6.       Exhibits

31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated November 7, 2014.
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated November 7, 2014.
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monarch Cement Company (Registrant)

Date	November 7, 2014	/s/ Walter H. Wulf, Jr.
Walter H. Wulf, Jr. President and Chairman of the Board (principal executive officer)

Date	November 7, 2014	/s/ Debra P. Roe
Debra P. Roe, CPA Chief Financial Officer and Assistant Secretary-Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certificate of the President and Chairman of the Board pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer pursuant to Section 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	18 U.S.C. Section 1350 Certificate of the President and Chairman of the Board dated November 7, 2014.
32.2	18 U.S.C. Section 1350 Certificate of the Chief Financial Officer dated November 7, 2014.
95	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase